Form 10-Q
period 1996-03-31
CFI PROSERVICES INC
filed 1996-05-15
CIK 908180

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number:  0-21980


                               CFI PROSERVICES, INC.
                              -----------------------
              (Exact name of registrant as specified in its charter)


             Oregon                                    93-0704365
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

400 S.W. Sixth Avenue, Portland, Oregon                    97204
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (503) 274-7280
- - -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

          Yes   X     No _____
               ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Shares Outstanding
     Class of Securities                                as of April 30, 1996
     -------------------                                --------------------

     Common Stock, no par value                              4,696,798

                                    INDEX

                             CFI PROSERVICES, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

         Consolidated Balance Sheets:
         As of March 31, 1996 (unaudited)
         and December 31, 1995.........................................3

         Consolidated Statements of Income (unaudited):
         For the three-month period
         ended March 31, 1996 and 1995.................................4

         Consolidated Statements of Cash Flows (unaudited):
         For the three months
         ended March 31, 1996 and 1995.................................5

         Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations.................8
         ---------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................12
         -----------------

Item 2.  Changes in Securities........................................12
         ---------------------

Item 3.  Defaults Upon Senior Securities..............................12
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders..........12
         ---------------------------------------------------

Item 5.  Other Information............................................12
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.............................13
         --------------------------------

SIGNATURES............................................................14

                             CFI PROSERVICES, INC.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                March 31,        December 31,
                                                   1996               1995
                                                ---------        -------------
                                               (unaudited)


ASSETS
Current assets:
   Cash and cash equivalents                       $ 7,053             $ 4,844
   Short-term investments                            1,762               2,826
   Accounts receivable, net                         10,463              15,165
   Inventory                                           198                 215
   Prepaid expenses and other current assets         1,294               1,533
   Deferred tax asset                                  445                 445
                                                   -------             -------
      Total current assets                          21,215              25,028

Property and equipment, net                          3,067               2,968
Software development costs, net                      5,062               4,317
Purchased software, net                                733                 849
Intangibles, net                                     2,934               3,079
Other assets                                           353                 346
                                                   -------             -------
      Total assets                                 $33,364             $36,587
                                                   =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $   801             $ 1,443
   Accrued expenses                                  3,262               3,492
   Deferred revenue                                  5,890               6,860
   Customer deposits                                   842                 698
   Notes payable                                     1,084               3,740
   Accrued income taxes payable                        310                  -
   Other current liabilities                                              36
                                                   -------             -------
      Total current liabilities                     12,189              16,269

Deferred income tax liability                          965                 965

Other long-term liabilities                            275                 423
                                                   -------             -------

      Total liabilities                             13,429              17,657
                                                   -------             -------

Mandatory redeemable preferred stock, Class A          734                 761

Shareholders' equity:
  Common stock, no par value, 10,000,000
   shares authorized at March 31, 1996 and at
   December 31, 1995; 4,645,593 and 4,496,136
   shares issued and outstanding at March 31,
   1996 and December 31, 1995, respectively         15,856              15,693
  Retained earnings                                  3,345               2,476
                                                   -------             -------
      Total shareholders' equity                    19,201              18,169
                                                   -------             -------
      Total liabilities and shareholders' equity   $33,364             $36,587
                                                   =======             =======

         See accompanying Notes to Consolidated Financial Statements.


                             CFI PROSERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited; in thousands, except net income per share)

                                                   Three months ended March 31,
                                                     1996              1995
                                                     ----              ----
                                                                    (restated*)

REVENUE
   Software license fees                           $ 6,000             $ 3,197
   Service and support revenue                       4,174               3,416
   Other                                               834                 707
                                                   -------             -------
      Total revenue                                 11,008               7,320

COST OF REVENUE                                      3,715               2,708

   Gross profit                                      7,293               4,612

SALES AND MARKETING                                  2,802               2,064

PRODUCT DEVELOPMENT                                  2,008               1,296

GENERAL AND ADMINISTRATIVE                           1,080                 976
                                                   -------             -------

   Total operating expenses                          5,890               4,336
                                                   -------             -------
      Income from operations                         1,403                 276

NON-OPERATING INCOME                                   112                 103
                                                   -------             -------

NET INCOME BEFORE PROVISION FOR TAXES                1,515                 379

PROVISION FOR INCOME TAXES                             622                 135
                                                   -------             -------


NET INCOME                                             893                 244

PREFERRED STOCK DIVIDEND                                24                  24
                                                   -------             -------
NET INCOME APPLICABLE TO
 COMMON SHAREHOLDERS                               $   869             $   220
                                                   =======             =======

NET INCOME PER SHARE                               $  0.18             $  0.05
                                                   =======             =======
SHARES USED IN COMPUTING
 NET INCOME PER SHARE                                4,881               4,851


* Restated to conform to current presentation.



           See accompanying Notes to Consolidated Financial Statements.


                               CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited; in thousands)


                                                   Three months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                 1996             1995
                                                      ----             ----
                                                                    (restated*)

 Net income applicable to common shareholders      $   869             $   220
  Adjustments
    Depreciation and amortization                      840                 663
    Interest accreted (payments made) on
      mandatory redeemable preferred stock             (27)                  4
    Equity in Vendor Payment Systems, Inc. loss         23                  15
    (Increase) decrease in assets:
      Accounts receivable                            4,702               4,028
      Inventory                                         17                  57
      Prepaid expenses and other current assets        239                 167
    Increase (decrease) in liabilities:
      Accounts payable                                (642)               (757)
      Accrued expenses                                (230)             (1,392)
      Deferred revenues                               (970)               (650)
      Customer deposits                                144                 102
      Accrued income taxes payable                     310                  32
                                                   --------            --------
          Total adjustments                          4,406               2,269
                                                   --------            --------
          Net cash provided by operating
          activities                                 5,275               2,489
                                                   --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for furniture and equipment            (466)               (154)
  Software development costs capitalized              (957)               (500)
  Proceeds from maturities of investments            1,064               2,160
  Purchase of investments                               -               (2,428)
  Other                                                (30)                 -
                                                   --------            --------
          Net cash used for investing activities      (389)               (922)
                                                   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                    (184)                 -
  Payments on note related to acquisition           (2,656)                 -
  Proceeds from issuance of common stock               163                 553
                                                   --------            --------
          Net cash (used for) provided by
          financing activities                      (2,677)                553
                                                   --------            --------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                              2,209               2,120
CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF THE PERIOD                    4,844               1,514
                                                   --------            --------
CASH AND CASH EQUIVALENTS
   AT THE END OF THE PERIOD                        $ 7,053             $ 3,634
                                                   ========            ========

*Restated to conform to current presentation.

            See accompanying Notes to Consolidated Financial Statements.


                              CFI PROSERVICES, INC.

                    Notes to Consolidated Financial Statements
                       (Dollar amounts stated in thousands,
               except per share amounts or as otherwise indicated)

     1.  Unaudited financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these unaudited financial statements. These unaudited financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the operating results for the full year or for future periods.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made to present fairly the Company's financial position at March 31, 1996 and the results of its operations for the three-month periods ended March 31, 1996 and 1995, and its cash flows for the three-month periods ended March 31, 1996 and 1995.

     2.  Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

     3.  Earnings per share

     Earnings per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding, using the treasury stock method. Common stock equivalents include shares issuable upon exercise of outstanding stock options.

     4.  Acquisitions

     In November 1995, the Company acquired all of the outstanding common stock of Culverin Corporation ("Culverin"), a software company with headquarters in Dayton, Ohio. The transaction has been accounted for as a purchase. The financial statements herein include the results of Culverin's operations for the quarter ended March 31, 1996.

     Unaudited pro forma results of operations for the quarter ended March 31, 1995, assuming the acquisition of Culverin had occurred at the beginning of 1994, excluding the one-time pretax $3,700 write-off of the value of in-process research and development efforts, are as follows:


          Quarter ended March 31,                  1995
          -----------------------                  ----


          Total revenues                          $8,258
          Net income                              $  129
          Earnings per share                      $  .03


     In April 1995, the Company acquired all of the outstanding common stock of Texas/Southwest Technology Group ("TSTG"), a software company located in Houston, Texas. The transaction has been accounted for as a purchase. The financial statements herein include the results of TSTG's operations for the three months ended March 31, 1996. The results of TSTG's operations prior to the acquisition were insignificant.

     5.  Subsequent Events

     In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of four other software companies in four separate transactions. All of these acquisitions will be accounted for as purchases. The combined purchase prices total $13.0 million, payable as follows (in millions):



          Cash paid on closing                    $   4.7

          Cash payable in 90 days                     3.5

          Cash payable in January 1997                 .9

          Cash payable in varying amounts
          over 5 years                                3.2
          Present value of assumed obligation
          payable in monthly installments over
          103 months                                  .4

          CFI common stock payable in two years       .3
                                                  ------

               Total                              $ 13.0
                                                  ======

     In addition, most of the purchase agreements include contingent royalties tied to future revenue production or to software conversions. The Company is currently in the process of determining the allocation of purchase price relating to these acquisitions. It is anticipated that a significant portion will be recorded as goodwill and amortized ratably over 7 years.

     The Company is in the process of preparing the required financial disclosures for these acquisitions for inclusion in an amendment to a Current Report on Form 8-K due to be filed on or before June 15, 1996. The disclosures will include summarized pro forma results of combined operations for the year ended December 31, 1995 and for the three months ended March 31, 1996, prepared as if the acquisitions had occurred on January 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the Consolidated Financial Statements and the Company's report on Form 10-K filed for the year ended December 31, 1995.

General
- - -------

     CFI ProServices, Inc. (the "Company") is a supplier of integrated software solutions to the financial services industry in the United States. The Company has combined its technology, banking, and legal expertise to deliver branch automation, electronic banking, telephone sales and service center, and knowledge-based lending and operations compliance applications to all segments of the financial services industry. Historically, the Company's strength has been its compliance-based Laser Pro and Deposit Pro products which use personal computers and desktop printers to produce the required documents for loan applications, loan closings, and new deposit accounts. However, in recent years the Company has added retail delivery products that facilitate transactions between the institutions and its customers, whether the transaction occurs in the branch, by computer, or by telephone. These retail delivery products are beginning to make significant contributions to revenue.

     The financial services industry continues to consolidate and cut costs. The Company is adapting to the changing market by placing a greater emphasis on sales to larger banks and providing products that allow financial institutions to automate customer transactions traditionally performed by tellers at branch offices. In addition, the Company continues development of new versions of its existing products that will run on graphical platforms such as Microsoft Windows, to meet market demand and improve productivity in the financial institution.

     The Company continues to pursue opportunities to expand its market presence by acquiring products, technologies and companies which complement the Company's product set. Evidence of this pursuit is its acquisitions of Texas Southwest Technology Group ("TSTG") in April of 1995 and of Culverin Corporation ("Culverin") in November 1995. Further, in April of 1996 the Company acquired the stock or the assets of six additional software companies in four separate transactions (see Note 4, Subsequent Events, to Consolidated Financial Statements). There are no assurances that any such acquisitions will have a favorable impact on the future performance of the Company.

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements, which are based on current expectations, involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, new initiatives by competitors, price pressures, changes in product mix, cancellation, rescheduling and performance of contracts, and the risk factors and assumptions specifically mentioned in this report and those listed from time to time in the Company's SEC reports. The forward-looking statements should be considered in light of these risks and uncertainties.

Results of Operations
- - ---------------------

Revenues

     Software License Fees increased $2.8 million, or 88%, for the three-month period ended March 31, 1996 compared to the corresponding period in 1995. This increase was largely due to a $2.3 million increase in sales of retail delivery products, with most of the increase coming from sales of branch automation and remittance processing software, resulting from the November 1995 acquisition of Culverin. Increased sales of Personal Branch, the Company's electronic banking product, also contributed to the increase in retail delivery product sales.

     Sales of the Company's compliance products increased as well, with most of the increase coming from sales of Laser Pro. Sales of compliance products represented 54% of total software sales for the quarter ended March 31, 1996, compared to 85% for the corresponding period in 1995. In the immediate future, sales of compliance products, consisting mainly of Laser Pro and Deposit Pro, are not expected to contribute significantly to revenue growth. However, as versions of these products are released for Windows and other graphical operating systems, sales growth could improve. In addition, the Company intends to integrate some functionality of its compliance products into its retail delivery products, providing an integrated solution with improved value for the customer. Future revenue growth will depend on the Company's ability to increase sales of the Company's retail delivery products and increase sales to larger financial institutions.

     Service & Support Fees consist primarily of recurring software support fees and revenues from training customers in the use of the Company's products. In total, these revenues increased 22% for the quarter ended March 31, 1996 compared to the like period a year ago, largely due to the growth in the installed customer base of the Company's products as well as customer additions resulting from the acquisition of Culverin.

     Other Revenues, which consist primarily of preprinted forms, supplies and commissions from hardware resale agreements, increased 18% compared to the first quarter of 1995, largely due to increased commissions from the sale of hardware related to sales of the Company's Personal Branch electronic banking product. Sales of pre-printed forms remained flat for the quarter compared to the like period a year ago, and are not expected to contribute to revenue growth in the future.

     Predictability of Revenues - Sales to larger banks are expected to constitute a higher percentage of total revenues in future periods. Since transactions with these larger banks are typically of greater scope and require a greater sales effort over a longer period of time and often include customization and prolonged acceptance testing, the predictability of revenues for any particular period is diminished. In addition, reduced accessibility to key decision-making personnel at prospect banks, which can occur during typical vacation periods such as the third quarter, can adversely affect revenues for such periods. The Company believes that quarterly variations in revenues and the consequential quarterly variations in results of operations are not necessarily indicative of the results of operations for full years.

Costs of Revenues

     Costs of revenues primarily consist of amortization of capitalized software, royalty payments on acquired software, amortization of intangibles related to purchases of technology, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, and materials costs for forms and supplies. These costs increased by $1.0 million, or 37%, for the quarter ended March 31, 1996 compared to the corresponding period in 1995. Increased staffing and other costs associated with implementation services for retail delivery products and product support were the cause of most of the increase in expenses. Higher royalty and amortization expenses, resulting largely from acquisitions after the first quarter of 1995, also contributed to the increase in expenses for the first quarter of 1996.

     In aggregate, costs of revenues are relatively fixed, and do not vary proportionately with changes in revenue. As a percentage of revenue, costs of revenues for the first quarter of 1996 were 34% compared to 37% for the like period a year ago. Higher expenses as a percentage of revenues for the period a year ago were a result of lower than expected software sales relative to the expenditures incurred to support a higher level of sales than was achieved. The costs as a percentage of revenues for the first quarter of 1996, and the corresponding gross profit rate of 66%, are more in line with the Company's expectations for future quarters. However, failure to achieve revenue targets could result in lower gross profits as a percentage of total revenues.

Operating Expenses

     Sales & Marketing expenses increased $738,000, or 36%, for the quarter ended March 31, 1996 over the corresponding period in 1995. The increase was primarily due to increased commissions and bonuses resulting from improved sales, as well as additional personnel and other expenses resulting from the acquisition of Culverin. As a percentage of revenues, sales and marketing expenses for the quarter ended March 31, 1996 were 26% compared to 28% for the corresponding period in 1995. The higher costs as a percentage of revenue in the first quarter of 1995 was primarily a consequence of lower than expected new product sales and sales to larger banks for the period relative to the investment in corresponding sales and marketing activities. As a percentage of revenues, expenses are not expected to exceed, and may decrease slightly from, current levels for the remainder of 1996.

     Product Development expenses increased $712,000, or 55%, for the quarter ended March 31, 1996 compared to the corresponding quarter in 1995. The increase was largely the result of increased staffing in the development areas of the Company, consisting mostly of increases resulting from the acquisition of Culverin and TSTG, all of which were partially offset by increased capitalization of software development expense. The Company will continue to commit significant resources to product development efforts. As a percentage of total revenues, product development expenses have not varied significantly from prior periods. In future periods, expenses are expected to increase, largely as the result of recent acquisition activity (see Note 4 of the accompanying Notes to Consolidated Financial Statements), and may increase as a percentage of total revenues.

     General & Administrative expenses increased $104,000, or 11%, for the quarter ended March 31, 1996 compared to the like period in 1995. The increase is largely due to greater accrued incentive compensation expense corresponding with the improvement in operating income. General and administrative expenses represented 10% of total revenues for the first quarter of 1996, compared to 13% for the first quarter of last year and 12% for all of 1995. Expenses in future periods are expected to increase, but as a percentage of revenues are not expected to exceed last year's levels.

Income Taxes

     The Company estimated its effective tax rate for the quarter ended March 31, 1996 to be approximately 41%. The increase over the 36% rate used for the corresponding quarter of 1995 results primarily from increased amortization of intangibles related to recent acquisitions that are not deductible for tax purposes. Management believes that the effective tax rate in future periods may increase slightly as a result of further increases of intangibles related to acquisitions during April 1996.

Liquidity and Capital Resources
- - -------------------------------

     Operations provided $5.3 million of cash for the three months ended March 31, 1996 compared to $2.5 million for the corresponding period in 1995. In addition to higher net income, incentive compensation payouts for the prior fiscal year were significantly lower in 1996 compared to the corresponding quarter of 1995, due to lower achievement of operating income targets relative to plan in fiscal 1995 compared to 1994. Also, greater receipts from increased advance annual support fees (from a larger customer base) contributed to the favorable variance. At the end of each year, the Company bills certain customers for annual support fees for the coming year. As the Company's customer base grows, the level of receivables and subsequent cash inflows increase each year. The decrease in receivables and deferred revenues since December 31, 1995 are largely attributable to these advance annual support fees that are collected in the first quarter and recognized as revenue ratably over the course of 1996.

     Cash used for investing activities was $389,000 for the quarter ended March 31, 1996 compared to $922,000 for the like quarter in 1995. Expenditures for furniture and equipment and for internal software development increased by $769,000 over the prior year's quarter, reflecting both a growth in personnel and the Company's commitment to converting its compliance products to a graphical platform. Offsetting this increase in the 1996 quarter were significant net inflows from short-term investments due to anticipated liquidity requirements for pending acquisitions. The Company will continue to commit significant resources to new products and technologies, both purchased and internally developed.

     Cash used for financing activities of $2.7 million for the three months ended March 31, 1996 primarily consisted of installment payments on a note related to the acquisition of Culverin in November 1995. Remaining payments on the note of $1.1 million are payable in quarterly installments ending November 1996. Cash flows from financing activities for the corresponding quarter in 1995 of $553,000 consisted primarily of stock option exercises by senior officers of the Company.

     From time to time the Company receives claims from its customers of alleged problems relating to documents generated using Company products.

Should all currently pending claims be found to be valid, it is unlikely that the combined financial impact to the Company would exceed $250,000 of expense net of insurance coverage. No litigation has been initiated against the Company by any of its customers.

     Anticipated future cash requirements include internal software development, installment payments on cash indebtedness from acquisitions, purchases of technology or market share (such as the April 1996 acquisitions) that fit with the Company's strategic goals and expenditures for fixed assets necessary to support the Company's continued growth. The Company believes that the current balance of cash and investments, along with cash generated by operations and cash available under its revolving line-of-credit, should be sufficient to meet its capital and liquidity requirements for the immediate future as the Company works towards integrating the operations of its recent acquisitions. The Company currently has no borrowings outstanding under the line, which the Company expects to amend in May 1996 to increase the line from $5.0 million to $7.5 million and to provide more flexibility to the Company with respect to the restrictive covenants contained in the line of credit agreement. The Company also plans to seek an extension of the line past its scheduled expiration date in October 1996.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

          As previously disclosed in a Current Report on Form 8-K, the Company acquired, as of April 1, 1996, all of the issued and outstanding common stock of OnLine Financial Communications Systems, Inc. ("OnLine" and "OnLine Stock") and COIN Banking Systems, Inc. ("COIN" and "COIN Stock"). Subsequent to executing and closing the Stock Sale and Purchase Agreement, a dispute over the assets excluded from the acquisitions has arisen between the Company and MicroBilt Corporation and First Financial Management Corporation, the latter two of whom are the previous owners of the COIN Stock and OnLine Stock, respectively.
The aggregate amount in dispute is approximately $250,000. The parties are currently attempting to resolve this dispute.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

         2.1. Stock Purchase and Sale Agreement dated November 21, 1995, among CFI ProServices, Inc., Culverin Corporation, Eric T. Wagner, John M. Loveless, David Steffens and Douglas Teets (filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995, and incorporated herein by this reference).

         2.2. Stock Purchase and Sale Agreement, effective April 1, 1996, by and among MicroBilt Corporation, First Financial Management Corporation, and CFI ProServices, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, Date of Event April 1, 1996, and incorporated herein by this reference).

         2.3. Asset Purchase and Sale Agreement, effective April 1, 1996, by and among Input Creations, Inc., its shareholders, and CFI ProServices, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, Date of Event April 17, 1996, and incorporated herein by this reference).

          27.  Financial Data Schedule (filed electronically only).

        (b)  Reports on Form 8-K:

     On December 6, 1995, the Registrant filed a Current Report on Form 8-K to report the acquisition of Culverin Corporation ("Culverin"). An amendment to that Form 8-K to include financial statements for Culverin and pro forma financial information for the Registrant and Culverin was filed on February 5, 1996.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CFI PROSERVICES, INC.



Date:  May 15, 1996                  By: /s/ Fred Hall
                                     -----------------------------------------
                                     Fred Hall
                                     Vice President & Chief Financial Officer

Index to Exhibits


Page
- - ----


___      27   Financial Data Schedule (filed electronically only).
