Form 10-Q
period 1996-06-30
CFI PROSERVICES INC
filed 1996-08-13
CIK 908180

===============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                           --------------------
                                FORM 10-Q
                           --------------------

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  to

    Commission file number 000-18908

                           --------------------

                           CFI PROSERVICES, INC.
             (Exact name of registrant as specified in its charter)


            Oregon                                    93-0704365
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 400 SW Sixth Avenue, Portland, Oregon                  97204
(Address of principal executive offices)             (Zip Code)


    Registrant's telephone number, including area code:  503(274-7280)

                           --------------------

The index to exhibits appears on page 12 of this document.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes__X__    No _____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value               4,773,410
              (Class)                    (Outstanding at July 31, 1996)

===============================================================================

                           CFI PROSERVICES, INC.
                                FORM 10-Q
                                  INDEX


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -June 30, 1996 and December 31, 1995    2

         Consolidated Statements of Operations - Three Months Ended
         June 30, 1996 and 1995 and Six Months Ended June 30,
         1996 and 1995                                                       3

         Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 1996 and 1995                                              4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           6


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13

                           CFI PROSERVICES, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                                               June 30, 1996  December 31, 1995
                                               -------------  -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                       $ 3,339         $ 4,844
  Short-term investments                              -             2,826
  Accounts receivable, net of allowances
   of $680 and $290                                14,565          15,165
  Income taxes receivable                             936             229
  Inventory                                           198             215
  Deferred tax asset                                1,030             445
  Prepaid expenses and other current assets         1,501           1,304
                                                  -------         -------
          Total Current Assets                     21,569          25,028

Property and Equipment, net of accumulated
  depreciation of $4,699 and $3,875                 4,052           2,968
Software Development Costs, net of accumulated
  amortization of $2,948 and $2,514                 5,800           4,317
Purchased Software Costs, net of accumulated
  amortization of $1,508 and $1,176                 1,461             849
Other Intangibles, net of accumulated
  amortization of $861 and $410                     6,949           3,079
Deferred Tax Asset                                    905             -
Other Assets                                          -               346
                                                  -------         -------
          Total Assets                            $40,736         $36,587
                                                  =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $ 1,227         $ 1,443
  Accrued expenses                                  5,333           3,492
  Deferred revenues                                 6,419           6,860
  Customer deposits                                 2,234             698
  Notes payable                                     5,408           3,740
  Other current liabilities                           -                36
                                                  -------          ------
          Total Current Liabilities                20,621          16,269
Deferred Tax Liability                                -               965
Other Long-Term Liabilities                         2,995             423
                                                  -------          ------
          Total Liabilities                        23,616          17,657

Mandatorily Redeemable Preferred Stock, Class A       757             761

Shareholders' Equity:
  Common Stock, no par value,
    10,000,000 shares authorized and
    4,769,974 and 4,496,136 shares issued
    and outstanding                                17,076          15,693
  Retained earnings (deficit)                        (713)          2,476
                                                  -------          ------
          Total Shareholders' Equity               16,363          18,169
                                                  -------          ------
          Total Liabilities and
            Shareholders' Equity                  $40,736         $36,587
                                                  =======         =======


                 The accompanying notes are an integral part
                    of these consolidated balance sheets.

                            CFI PROSERVICES, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)


                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                        1996      1995      1996      1995
                                       -------   -------   -------   -------
REVENUE
  Software license fees                $ 8,852   $ 4,212   $14,852   $ 7,409
  Service and Support                    5,724     3,647     9,898     7,063
  Other                                    823       897     1,657     1,604
                                       -------   -------   -------   -------
          Total Revenue                 15,399     8,756    26,407    16,076
COST OF REVENUE                          5,150     2,851     8,795     5,497
                                       -------   -------   -------   -------
          Gross Profit                  10,249     5,905    17,612    10,579
OPERATING EXPENSES
  Sales and marketing                    3,386     2,152     6,188     4,216
  Product development                    3,051     1,483     5,059     2,778
  General and administrative             1,422     1,043     2,503     2,020
  Amortization of intangibles              352        82       422       144
  Acquired in-process research
   and development                       8,030       -       8,030       -
                                       -------   -------   -------   -------
          Total Operating Expenses      16,241     4,760    22,202     9,158
                                       -------   -------   -------   -------
          Income (Loss) From Operations (5,992)    1,145    (4,590)    1,421
NON-OPERATING INCOME (EXPENSE)
  Interest expense                         (39)      -         (46)      -
  Interest income                           81       121       198       224
  Other, net                                 6       -           9       -
                                       -------   -------   -------   -------
          Total Non-operating Income        48       121       161       224
                                       -------   -------   -------   -------
INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES          (5,944)    1,266    (4,429)    1,645
PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                         (1,909)      456    (1,288)      591
                                       -------   -------   -------   -------
NET INCOME (LOSS)                       (4,035)      810    (3,141)    1,054
PREFERRED STOCK DIVIDEND                    24        24        48        48
NET INCOME (LOSS) APPLICABLE TO COMMON $(4,059)  $   786   $(3,189)  $ 1,006
                                       =======   =======   =======   =======
NET INCOME (LOSS) PER SHARE            $ (0.84)  $  0.16   $ (0.66)  $  0.21
                                       =======   =======   =======   =======
SHARES USED IN PER SHARE CALCULATIONS    4,787     4,839     4,834     4,845
                                       =======   =======   =======   =======


                 The accompanying notes are an integral part of these consolidated financial statements.

                            CFI PROSERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                       Six months ended June 30,
                                                             1996      1995
                                                            -------   -------
Cash  flows from operating activities:
   Net income (loss) applicable to common shareholders      $(3,189)  $ 1,006
   Adjustments to reconcile net income applicable to common
      shareholders to cash provided by operating activities:
         Depreciation and amortization                        2,040     1,336
         Write-off of in-process research and development     8,030
         Deferred income taxes                               (2,076)
         Interest accreted (payments made) on mandatory
           redeemable preferred stock, net                       (4)        3
         (Increase) decrease in assets, net of effects from
           purchase of businesses:
            Accounts receivable, net                          2,158     3,562
            Income taxes receivable                            (707)       -
            Inventories, net                                     17       145
            Prepaid expenses and other current assets          (167)      (31)
         Increase (decrease) in liabilities, net of effects
           from purchase of businesses:
            Accounts payable                                   (490)     (571)
            Accrued expenses                                  1,841    (1,137)
            Deferred revenues                                (1,994)   (1,471)
            Customer deposits                                   757       (72)
            Other current liabilities                          (339)      302
                                                            -------   -------
               Net cash provided by operating activities      5,877     3,072
Cash flows from investing activities:
   Expenditures for property and equipment                     (971)     (632)
   Software development costs capitalized                    (1,916)   (1,205)
   Expenditures for purchased software                          (20)       -
   Expenditures for other intangibles                          (225)
   Purchase of investments                                       -     (6,378)
   Proceeds from sale/maturity of investments                 2,826     5,983
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                          (2,295)       -
   Cash paid for acquisition of Input Creations, Inc.        (2,107)       -
   Cash paid for other acquisitions                            (812)     (259)
   Other assets                                                 353        -
                                                            -------   -------
               Net cash used in investing activities         (5,167)   (2,491)
Cash flows from financing activities:
   Payments on notes payable                                 (2,998)       -
   Payments on long-term debt                                  (323)       -
   Proceeds from issuance of common stock                       954       599
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                  152        -
                                                            -------   -------
               Net cash provided by (used in)
                   financing activities                      (2,215)      599
                                                            -------   -------
Increase (decrease) in cash and cash equivalents             (1,505)    1,180
Cash and cash equivalents:
   Beginning of period                                        4,844     1,514
                                                            -------   -------
   End of period                                            $ 3,339   $ 2,694
                                                            =======   =======

                 The accompanying notes are an integral part of these consolidated financial statements.

                            CFI PROSERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                          OR AS OTHERWISE INDICATED)
                               (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from CFI ProServices, Inc.'s (the Company's) 1995 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  LINE OF CREDIT
In the second quarter of 1996, the Company negotiated to redefine certain ratios included in its line of credit and to increase the amount of credit available under its line of credit from $5.0 million to $7.5 million. The bank waived compliance, through the six month period ended June 30, 1996, with paragraph 6.4 of the line of credit agreement, which relates to "Maximum Funded Debt/EBITDA" and, for periods subsequent to June 30, 1996, that paragraph was amended to allow the Company more flexibility with respect to any future acquisitions. There were no borrowings under the line at June 30, 1996.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:
                                                  Six Months Ended June 30,
                                                      1996       1995
                                                     ------     ------
   Cash paid during the period for income taxes      $1,339      $197
   Cash paid during the period for interest              46       --
   Issuance of Common Stock in relation to
     acquisitions                                       277       --
   Issuance of notes payable and other long-term
     liabilities in relation to acquisitions          7,560      450

NOTE 4:  ACQUISITIONS
In November 1995, the Company acquired all of the outstanding common stock of
Culverin Corporation ("Culverin"), a software company.   The transaction was
accounted for as a purchase and resulted in a $3,700 pretax charge for acquired in-process research and development in the fourth quarter of 1995. The interim financial statements herein include the results of Culverin's operations for the three and six month periods ended June 30, 1996.

In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of four other software companies in four separate transactions. The companies acquired were OnLine Financial Communication Systems, Inc. ("OnLine"), COIN Banking Systems, Inc. ("COIN"), Input Creations, Inc. ("Input"), Pathways Software, Inc. and The Halcyon Group, Inc. All of these acquisitions were accounted for as purchases. The combined purchase prices totaled $13.8 million plus certain contingent royalties tied to future revenue production or to software conversions. The $13.8 million included $5.2 million of cash, $7.6 million in notes payable and other long-term liabilities, $267,000 of Common Stock and $0.7 million of other assumed liabilities. In conjunction with these acquisitions, the Company recorded $4.1 million of goodwill which is being amortized ratably over a seven year period and $8.0 million ($5.2 million net of tax benefits) of acquired in-process research and development, all of which was expensed currently.

Unaudited proforma results of operations, including results of OnLine, COIN, Input and Culverin (the other companies are not considered significant either individually or in the aggregate and are therefore, to the extent that they are not already included in the actual results, not included in the unaudited proforma information) for the three month and six month periods ended June 30, 1996 and 1995, assuming such acquisitions occurred at the beginning of the periods and excluding the $3.7 million acquired in-process and development charge related to the Culverin acquisition which occurred in the fourth quarter of 1995, are as follows:

                                     Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                       1996       1995       1996       1995
                                     -------    -------     -------    -------
Total revenues                       $15,399    $12,960     $29,372    $24,547
Net income (loss) applicable to
common stock                          (4,059)       593      (3,141)       813
Earnings (loss) per share              (0.65)      0.12       (0.65)      0.17

NOTE 5:  RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements relating to, among other things, availability of products, backlog, sources of future revenues, expenditures in future periods and new product introductions. Investors are cautioned that all forward-looking statements involve risks and uncertainties. The following factors are among those factors that could cause actual results to differ materially from the forward-looking statements: market demand, development of new products, timing of product releases, market acceptance of such products, intellectual property rights, cancellation, rescheduling and performance of contracts and new initiatives by competitors. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's 1995 Form 10-K, which are available from the Company without charge, for a more complete description of the risks and uncertainties relating to the material in this Form 10-Q as well as to other aspects of the Company's business.

GENERAL
The Company supplies integrated software solutions to the financial services industry in the United States and, through certain distributors, internationally. The Company has combined its technology, banking and legal expertise to deliver branch automation, electronic banking, telephone sales and service center, and knowledge-based lending and operations compliance applications to all segments of the financial services industry.

The financial services industry continues to consolidate and cut costs. The Company is adapting to the changing market by placing a greater emphasis on sales to larger banks and providing products that allow financial institutions to automate customer transactions traditionally performed by tellers at branch offices. In addition, the Company continues development of new versions of its existing products that will run on graphical platforms, such as Microsoft Windows, to meet market demand and improve productivity in the financial institution.

Sales to larger banks are expected to constitute a higher percentage of total revenues in future periods. Since transactions with larger banks are typically of greater scope and require a greater sales effort over a longer period of time, and often include customization and prolonged acceptance testing, the predictability of revenues for any particular period is diminished. In addition, reduced accessibility to key decision-making personnel at prospect banks, which can occur during typical vacation periods, such as the third calendar quarter, can adversely affect revenues for such periods.

The Company continues to pursue opportunities to expand its market presence by acquiring products, technologies and companies which complement the Company's product set. In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of three other software companies in four separate transactions. The companies acquired were OnLine Financial Communication Systems, Inc. ("OnLIne"), COIN Banking Systems, Inc. ("COIN"), Input Creations, Inc. ("Input"), Pathways Software, Inc. and The Halcyon Group, Inc. All of these acquisitions were accounted for as purchases. The combined purchase prices totaled $13.0 million plus certain contingent royalties tied to future revenue production or to software conversions. In conjunction with these acquisitions, the Company recorded $4.1 million of goodwill which is being amortized ratably over a seven year period and $8.0 million ($5.2 million net of tax benefits) of acquired in-process research and development, all of which was expensed currently.

RESULTS OF OPERATIONS
Total revenues increased $6.6 million, or 76 percent, and $10.3 million, or 64 percent, to $15.4 million and $26.4 million for the three month and six month periods ended June 30, 1996, respectively.

Software license fees increased $4.6 million, or 110 percent, and $7.4 million, or 100 percent, to $8.9 million and $14.9 million for the three and six month periods ended June 30, 1996, respectively from $4.2 million and $7.4 million for the three and six month periods ended June 30, 1995, respectively. These increases were primarily due to a $2.1 million and $4.3 million increase in sales of retail delivery products for the three month and six month periods ended June 30, 1996, respectively. A majority of such increase resulted from the sale of the Encore! line of branch automation and remittance processing software which was acquired with the Culverin acquisition in November 1995.

Increased sales of the Company's compliance products which consist of Laser Pro and Deposit Pro also contributed to the overall increase in software license fees for the three month and six month periods ended June 30, 1996. Sales of compliance products represented 46 percent and 49 percent of total software sales for the three month and six month periods ended June 30, 1996, respectively, compared to 91 percent and 88 percent for the comparable periods of 1995, respectively. Sales of compliance products, consisting mainly of Laser Pro and Deposit Pro, have not been increasing as rapidly as the Company's retail products. However, given the positive acceptance of the Windows version of Deposit Pro and upcoming releases of other compliance products using Windows and other graphical operating systems, sales growth could increase. In addition, the Company intends to integrate some functionality of its compliance products into its retail delivery products, providing an integrated solution with improved value for the customer. Future revenue growth will depend on the Company's ability to increase sales of its retail delivery products and increase sales to larger financial institutions.

The April 1996 acquisitions contributed revenues of $3.6 million to the quarter ended June 30, 1996. Of the $3.6 million, approximately 40 percent were recurring service and support fees. The OnLine and COIN acquisitions accounted for approximately 80 percent of the $3.6 million. The Company expects sales of the OnLine and COIN products to decrease in future quarters as the Company is not actively selling the OnLine DOS based branch automation products and is only in the initial phases of converting the DOS based COIN indirect lending product to a graphical format.

Service and support fees increased $2.1 million, or 57 percent, and $2.8 million, or 40 percent, to $5.7 million and $9.9 million for the three month and six month periods ended June 30, 1996, respectively from $3.6 million and $7.1 million. Such increases are primarily attributable to growth in the Company's revenues and number of units sold, including increases from several acquisitions which occurred subsequent to the quarter ended June 30, 1995.

Gross margins were 66.7 percent for the three month and six month periods ended June 30, 1996 compared to 67.4 percent and 65.6 percent for the three month and six month periods ended June 30, 1995. The increase in the gross margin percentage for the six month period ended June 30, 1996 resulted primarily from increased revenues and better fixed cost coverage.

As a result of the level of orders for both the Company's standard and retail delivery products, backlog increased to $8.0 million at June 30, 1996 from $6.4 million at December 31, 1995. Backlog at June 30, 1995 was approximately $3.8 million. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of the fourth quarter of 1996. There is minimal seasonal influence relating to the Company's order backlog.
The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders as such orders are subject to cancellation and/or rescheduling.

Sales and marketing expense increased to $3.4 million and $6.2 million, respectively (22 percent and 23 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996, compared to $2.2 million and $4.2 million, respectively (25 percent and 26 percent of revenue, respectively) for the comparable periods of 1995. Sales and marketing expense has increased, while decreasing as a percentage of revenue, due to growth of the business, offset by consolidating acquired marketing activities and selling new/acquired products through the Company's existing national direct sales and telemarketing operations.

Product development expense increased to $3.1 million and $5.1 million, respectively (20 percent and 19 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 compared to $1.5 million and $2.8 million, respectively (17 percent and 17 percent of revenue, respectively) for the comparable periods of 1995. These increases are primarily a result of additional costs to integrate acquired products, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's electronic delivery products.

General and administrative expense increased to $1.4 million and $2.5 million, respectively (9 percent and 10 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 from $1.0 million and $2.0 million, respectively (12 percent and 13 percent of revenue, respectively) for the comparable periods of 1995. General and administrative expense has increased, while decreasing as a percentage of revenue, as a result of growth of the Company, offset by the consolidation of general and administrative functions of companies acquired.

Amortization of intangibles expense increased to $352,000 and $422,000, respectively (2 percent and 2 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 from $82,000 and $144,000, respectively (1 percent and 1 percent of revenue, respectively) for the comparable periods of 1995. Amortization of intangibles expense has increased as a direct result of the Culverin acquisition in November 1995 and the April acquisitions.

In connection with the acquisitions that occurred during the quarter, the Company recorded a pre-tax charge of $8.0 million ($5.2 million net of taxes) related to acquired in-process research and development costs. The value assigned to the in-process research and development was determined by an independent appraisal and represents those efforts in process at the acquisition date that had not yet established feasibility and that had no alternative future uses. Accounting rules require that such costs be charged to expense as incurred. The Company currently believes that it will incur costs of approximately $8.0 million over the next two years in order for such research and development efforts to result in commercially viable products.

Losses from operations were $6.0 million and $4.6 million, respectively for the three month and six month periods ended June 30, 1996 compared to income from operations of $1.1 million and $1.4 million (13 percent and 9 percent of revenue, respectively) for the comparable periods of 1995. Without the acquired in-process research and development charge, income from operations would have been $2.0 million and $3.4 million, respectively (13 percent and 13 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996. The increase for the periods ended June 30, 1996 (without the acquired in-process research and development charge) primarily resulted from increased sales, combined with slightly higher gross margins and decreased operating expenses as a percentage of revenue.

Income taxes are based on an estimated rate of 42.9 percent (without the effect of the acquired in-process research and development write-off) which increased from 36.0 percent in the first six months of 1995. The increase over 1995 is primarily a result of increased amortization of nondeductible intangibles related to acquisitions and a substantial reduction in tax free interest income.

LIQUIDITY AND CAPITAL RESOURCES
Payments for companies acquired in April 1996 substantially reduced working capital and cash from December 31, 1995. The total purchase price for those acquisitions was $13.8 million, $5.2 million of which was paid on closing and another $4.6 million of which is in current liabilities at June 30, 1996. Accordingly, working capital decreased from December 31, 1995 by $7.8 million to $0.9 million at June 30, 1996.

Cash, cash equivalents and short-term cash investments of $3.3 million at June 30, 1996 declined $4.3 million from December 31, 1995. In addition to payments for the April 1996 acquisitions, significant expenditures included $3.0 million on notes payable to former Culverin shareholders, $1.9 million for internally developed software and $1.0 million for capital expenditures. Cash flow from operations of $5.9 million and proceeds of $1.0 million from stock option exercises partially offset the impact of the Culverin and April 1996 acquisitions.

Accounts receivable decreased $0.6 million to $14.6 million at June 30, 1996 from $15.2 million at December 31, 1995 due mainly to approximately $3.0 million of annual maintenance billings in December 1995, offset by higher revenues in the first half of 1996. Accounts receivable that are beyond 90 days past due represented approximately 10 percent of the total accounts receivable balance at June 30, 1996, compared to approximately 11 percent at December 31, 1995. The allowance for doubtful accounts and sales returns increased to $680,000 at June 30, 1996 compared to $290,000 at December 31, 1995 as a result of the addition of $270,000 of allowances for acquired accounts receivable as well as an increased monthly accrual.

Income taxes receivable increased $707,000 to $936,000 at June 30, 1996 from $229,000 at December 31, 1995, due to approximately $300,000 of prior year overpayments and current year estimated payments that are greater than the estimated liability as a result of tax benefits related to stock option activity.

Accrued expenses increased $1.8 million to $5.3 million at June 30, 1996 from $3.5 million at December 31, 1995 primarily as a result of increased bonus and commission accruals as well as approximately $300,000 of accrued expenses acquired with the second quarter acquisitions.

Deferred revenue remained relatively constant at $6.4 million at June 30, 1996 compared to $6.9 million at December 31, 1995 as a result of deferred maintenance obligations acquired of approximately $1.6 million, offset by the amortization of the annual maintenance contracts.

Customer deposits increased $1.5 million to $2.2 million at June 30, 1996 from $0.7 million at December 31, 1995 as a result of $0.8 million related to acquisitions and $0.7 million related to increased billings prior to revenue recognition from existing Company products. This type of billing typically occurs with larger institutions which pay based on milestones or percentage of completion.

The $1.1 million increase in property and equipment is primarily a result of $0.9 million of property and equipment acquired with the acquisitions during the first six months of 1996, $1.0 million of expenditures primarily for a Company-wide area network, computing infrastructure for the Company's electronic delivery group and other information systems upgrades, offset by $0.8 million of depreciation. Total expenditures for property and equipment in 1996 are expected to be approximately $2.3 million, primarily for the projects mentioned above.

Software development costs increased $1.5 million to $5.8 million at June 30, 1996 from $4.3 million at December 31, 1995 primarily as a result of investments made to convert the Company's core products to a graphical format and to enhance its electronic banking offering.

Purchased software and other intangibles, combined, increased $4.5 million to $8.4 million at June 30, 1996 from $3.9 million at December 31, 1995 as a result of existing technology and goodwill associated with the five companies acquired during the second quarter of 1996.

Other assets, long-term, decreased to zero at June 30, 1996 from $346,000 at December 31, 1995 as a result of the purchase of the remainder of VPS, Inc. which was accounted for under the equity method of accounting at December 31, 1995 and at June 30, 1996 is consolidated into the consolidated financial statements of the Company.

Notes payable and other long-term liabilities increased $4.2 million to $8.4 million at June 30, 1996 from $4.2 million at December 31, 1995 primarily as a result of notes payable and other long-term liabilities related to the April acquisitions.

Future cash requirements could include, among other things, expenditures for internal software development, installment payments on debt related to acquisitions and purchases of technology or market share that fit with the Company's strategic goals. The Company currently expects to fund its requirements through internally generated cash flow, supplemented by its $7.5 million bank line of credit. The Company plans to seek an extension of the line of credit past its scheduled expiration in October 1996: however, the Company is also reviewing longer-term financing alternatives.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on May 17, 1996 at which the following actions were taken:

1. The shareholders elected three nominees for Class 3 Director to the Board of Directors of the Company. The three Class 3 Directors elected, along with the voting results are as follows:

    NAME             No. of Shares Voting For    No. of Shares Withheld Voting
   ------           --------------------------  -------------------------------
    J. Kenneth Brody         3,873,727                        46,596
    Robert T. Jett           3,875,777                        44,546
    Lorraine O. Legg         3,842,666                        77,657


2. The shareholders approved an amendment to the CFI ProServices, Inc. 1995 Consolidated and Restated Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder by 500,000 shares (2,548,901 shares were voted affirmatively, 677,434 shares were voted negatively, 16,576 shares abstained from voting and there were 677,412 broker non-votes).

3. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1996 (3,913,123 shares were voted affirmatively, 2,200 shares were voted negatively and 5,000 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION
- -------------------------------

2.1 Stock Purchase and Sale Agreement effective April 1, 1996, by and among MicroBilt Corporation, First Financial Management Corporation and CFI ProServices, Inc. -- previously filed as Exhibit 2.1 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996.

2.2 Asset Purchase and Sale Agreement, effective April 1, 1996, by and among Input Creations, Inc., its shareholders and CFI ProServices, Inc. -- previously filed as Exhibit 2.1 with the Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996.

10.1 Promissory Note, dated April 1, 1996, in favor of MicroBilt, Inc. -- previously filed as Exhibit 10.1 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996.

10.2 Promissory Note, dated April 1, 1996, in favor of First Financial Management Corporation -- previously filed as Exhibit 10.2 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996.

10.3 Pledge Agreement, dated April 1, 1996, by and between CFI ProServices, Inc. And MicroBilt Corporation and First Financial Management -- previously filed as Exhibit 10.3 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange
         Commission on April 16, 1996.

10.4 Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between CFI ProServices, Inc. and Bank of America, Oregon -- previously filed as Exhibit 10.4 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996 and as Exhibit 10.3 with the Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996.

10.5 Form of Employment Agreement entered into with former employees of Input Creations, Inc. -- previously filed as Exhibit 10.1 with the Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996.

10.6 Sublease by and among Input Creations, Inc. and CFI ProServices, Inc. -- previously filed as Exhibit 10.2 with the Company's
         Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996.

10.7 Amendment No. 1, dated May 17, 1996, to business loan agreement dated November 8, 1995.

10.8 Amendment No. 2, dated July 1, 1996, to business loan agreement dated November 8, 1995.

11       Calculations of Net Income Per Share

27       Financial Data Schedule

(b)  Reports on Form 8-K

During the quarter ended June 30, 1996, the following reports were filed by the
Company:

  1. Form 8-K, dated April 1, 1996 under Item 2. -- Acquisition or Disposition of Assets and Item 7. -- Financial Statements and Exhibits.

  2. Form 8-K, dated April 17, 1996 under Item 2. -- Acquisition or Disposition of Assets, Item 5. -- Other Events and Item 7. Financial Statements and Exhibits.

  3. Form 8-K/A-1, dated April 1, 1996 under Item 2. -- Acquisition or Disposition of Assets and Item 7. -- Financial Statements and Exhibits.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 6, 1996             CFI PROSERVICES, INC.

                                   By:/s/ MATTHEW W. CHAPMAN
                                   Matthew W. Chapman
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                                   By:/s/ FRED HALL
                                   Fred Hall
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)