Form 10-Q
period 1996-09-30
CFI PROSERVICES INC
filed 1996-11-14
CIK 908180

===============================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q



        (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from ___________ to ______________

                          Commission file number 000-18908

                              ------------------------

                                CFI PROSERVICES, INC.
                (Exact name of registrant as specified in its charter)


              Oregon                                   93-0704365
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 400 SW Sixth Avenue, Portland, Oregon                    97204
(Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code:  503-274-7280

                              ------------------------

The index to exhibits appears on page 23 of this document.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X              No
                       -----              --------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock without par value                     4,822,623
           (Class)                      (Outstanding at November 1, 1996)


===============================================================================

                               CFI PROSERVICES, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets -September 30, 1996 and
         December 31, 1995                                                    2

         Consolidated Statements of Operations - Three Months Ended
         September 30, 1996 and 1995 and Nine Months
         Ended September 30, 1996 and 1995                                    3

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1996 and 1995                                          4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    23

Signatures                                                                   24

                              CFI PROSERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                    September 30,  December 31,
                                                         1996          1995
                                                    -------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    186      $  4,844
  Short-term investments                                     -         2,826
  Accounts receivable, net of allowances
     of $1,356 and $290                                 14,894        15,165
  Income taxes receivable                                    -           229
  Inventory                                                155           215
  Deferred tax asset                                     1,030           445
  Prepaid expenses and other current assets                845         1,304
                                                      --------      --------
          Total Current Assets                          17,110        25,028

Property and Equipment, net of accumulated
  depreciation of $5,096 and $3,875                      4,669         2,968
Software Development Costs, net of accumulated
  amortization of $2,469 and $2,514                      7,214         4,317
Purchased Software Costs, net of accumulated
  amortization of $1,056 and $1,176                      1,272           849
Other Intangibles, net of accumulated amortization
  of $1,161 and $410                                     6,551         3,079
Deferred Tax Asset                                         905           -
Other Assets                                                 -           346
                                                      --------      --------
          Total Assets                                $ 37,721      $ 36,587
                                                      --------      --------
                                                      --------      --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  1,612      $  1,443
  Accrued expenses                                       4,568         3,317
  Deferred revenues                                      5,458         6,860
  Customer deposits                                      1,037           698
  Notes payable                                          3,302         3,915
  Income taxes payable                                    166
  Other current liabilities                                  -            36
                                                      --------      --------
          Total Current Liabilities                     16,143        16,269

Deferred Tax Liability                                       -           965
Other Long-Term Liabilities                              2,815           423
                                                      --------      --------
          Total Liabilities                             18,958        17,657

Mandatorily Redeemable Class A Preferred Stock             756           761

Shareholders' Equity:
  Series Preferred Stock, 5,000,000 shares
    authorized, none issued and outstanding                  -             -
  Common Stock, no par value, 10,000,000
    shares authorized and 4,822,623 and 4,496,136
    shares issued and outstanding                       17,253        15,693
  Retained earnings                                        754         2,476
                                                      --------      --------
          Total Shareholders' Equity                    18,007        18,169
                                                      --------      --------
          Total Liabilities and Shareholders' Equity  $ 37,721      $ 36,587
                                                      --------      --------
                                                      --------      --------


The accompanying notes are an integral part of these consolidated balance sheets.

                              CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                                      1996                1995                1996                1995
                                                  ------------        ------------        ------------        ------------
REVENUE
  Software license fees                          $     9,154         $     4,844         $    24,005         $    12,253
  Service and Support                                  6,189               3,859              16,087              10,922
  Other                                                  919                 660               2,577               2,264
                                                  ------------        ------------        ------------        ------------
          Total Revenue                               16,262               9,363              42,669              25,439
COST OF REVENUE                                        5,616               2,849              14,411               8,345
                                                  ------------        ------------        ------------        ------------
          Gross Profit                                10,646               6,514              28,258              17,094
                                                  ------------        ------------        ------------        ------------
OPERATING EXPENSES
  Sales and marketing                                  3,337               2,298               9,526               6,515
  Product development                                  2,783               1,595               7,841               4,373
  General and administrative                           1,532               1,224               4,034               3,244
  Amortization of intangibles                            330                  76                 752                220
  Acquired in-process research and development           -                   -                 8,030                 -
                                                  ------------        ------------        ------------        ------------
          Total Operating Expenses                     7,982               5,193              30,183              14,352
                                                  ------------        ------------        ------------        ------------
          Income (Loss) From Operations                2,664               1,321              (1,925)              2,742
                                                  ------------        ------------        ------------        ------------
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                       (45)                -                   (91)                -
  Interest income                                         39                 120                 237                 344
  Other, net                                             (43)                -                   (34)                -
                                                  ------------        ------------        ------------        ------------
          Total Non-operating Income (Expense)           (49)                120                 112                 344
                                                  ------------        ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME TAXES                      2,615               1,441              (1,813)              3,086
PROVISION FOR (BENEFIT FROM) INCOME TAXES              1,123                 458                (163)              1,049
                                                  ------------        ------------        ------------        ------------
NET INCOME (LOSS)                                      1,492                 983              (1,650)              2,037
PREFERRED STOCK DIVIDEND                                  24                  24                  72                  72
                                                  ------------        ------------        ------------        ------------
NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREHOLDERS                                   $     1,468         $       959         $    (1,722)        $     1,965
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------
NET INCOME (LOSS) PER SHARE                      $      0.28         $      0.19         $     (0.36)        $      0.40
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------
SHARES USED IN PER SHARE CALCULATIONS                  5,194               4,919               4,746               4,870
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------


  The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                         Nine months ended September 30,
                                                                               1996          1995
                                                                           ------------   ------------
Cash  flows from operating activities:
   Net income (loss) applicable to common shareholders                    $    (1,722)   $     1,965
                                                                           ------------   ------------
   Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:
         Depreciation and amortization                                          3,358          2,075
         Gain on sale of property and equipment                                   (10)           -
         Write-off of in-process research and development                       8,030            -
         Deferred income taxes                                                 (2,076)           -
         Interest accreted (payments made) on mandatory
           redeemable preferred stock, net                                         (5)           (25)
         (Increase) decrease in assets, net of effects from
           purchase of businesses:
            Accounts receivable, net                                            1,887          2,305
            Income taxes receivable                                               547            -
            Inventories, net                                                       60            175
            Prepaid expenses and other current assets                             489            169
         Increase (decrease) in liabilities, net of effects from
           purchase of businesses:
            Accounts payable                                                     (105)          (665)
            Accrued expenses                                                    1,251         (1,158)
            Deferred revenues                                                  (2,955)        (2,348)
            Customer deposits                                                    (441)           150
            Other current liabilities                                            (338)           283
                                                                           ------------   ------------
               Net cash provided by operating activities                        7,970          2,926

Cash flows from investing activities:
   Expenditures for property and equipment                                     (2,084)          (982)
   Software development costs capitalized                                      (3,685)        (2,022)
   Expenditures for purchased software                                            (20)          -
   Purchase of investments                                                          -         (8,128)
   Proceeds from sale/maturity of investments                                   2,826          7,794
   Proceeds from sale of property and equipment                                    19            -
   Investment in Vendor Payment Systems, Inc.                                    (359)           -
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                                            (2,295)           -
   Cash paid for acquisition of Input Creations, Inc.                          (2,107)           -
   Cash paid for other acquisitions                                              (812)          (259)
   Other assets                                                                   353            -
                                                                           ------------   ------------
               Net cash used in investing activities                           (8,164)        (3,597)

Cash flows from financing activities:
   Net proceeds from line of credit                                             1,627            -
   Payments on notes payable                                                   (6,910)           -
   Payments on long term debt                                                    (323)           -
   Proceeds from issuance of common stock                                       1,142            734
                                                                           ------------   ------------
               Net cash provided by (used in) financing activities             (4,464)           734
                                                                           ------------   ------------

Increase (decrease) in cash and cash equivalents                               (4,658)            63

Cash and cash equivalents:
   Beginning of period                                                          4,844          1,514
                                                                           ------------   ------------
   End of period                                                          $       186    $     1,577
                                                                           ------------   ------------
                                                                           ------------   ------------

  The accompanying notes are in integral part of these consolidated statements.

                                CFI PROSERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS
                              OR AS OTHERWISE INDICATED)
                                     (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION
The financial information included herein for the three and nine month periods ended September 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from the audited financial statements contained in the Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the Company). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                                   Nine Months Ended September 30,
                                                                         1996           1995
                                                                   --------------   --------------
Cash paid during the period for income taxes                       $       1,367    $         668
Cash paid during the period for interest and dividends                       142               72
Tax benefit from exercise of nonqualified stock options                      152               --
Issuance of Common Stock in relation to acquisition                          266               --
Issuance of notes payable and other long-term
  liabilities in relation to acquisitions                                  7,385              450



NOTE 3:  ACQUISITIONS
In November 1995, the Company acquired all of the outstanding common stock of
Culverin Corporation ("Culverin"), a software company.   The transaction was
accounted for as a purchase and resulted in a $3,700 pretax charge for acquired in-process research and development in the fourth quarter of 1995. The interim financial statements herein include the results of Culverin's operations for the three and nine month periods ended September 30, 1996.

In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of three other software companies in four separate transactions. The companies acquired were OnLine Financial Communication Systems, Inc. ("OnLIne"), COIN Banking Systems, Inc. ("COIN") (formerly subsidiaries of MicroBilt Corporation), Input Creations, Inc. ("Input"), Pathways Software, Inc. ("Pathways") and The Halcyon Group, Inc. ("Halcyon"). All of these acquisitions were accounted for as purchases. The combined purchase prices totaled $13.6 million plus certain contingent royalties tied to future revenue production or to software conversions. The $13.6 million included $5.2 million of cash, $7.4 million in notes payable and other long-term liabilities, $0.3 million of Common Stock and $0.7 million of other assumed liabilities. In conjunction with these acquisitions, the Company recorded $3.9 million of goodwill which is being amortized ratably over a seven year period and $8.0 million of acquired in-process research and development, determined by independent appraisal, all of which was expensed currently. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. In connection with the April 1996 acquisitions and in accordance with the Emerging Issues Task Force issue 96-7 (EITF 96-7) issued in 1996, the Company did not provide deferred taxes on the portion of the acquired in-process research and development costs which had no underlying tax basis. Prior to the issuance of EITF 96-7, the Company provided deferred taxes on acquired in-process research and development costs which had no underlying tax basis.


Subsequent to executing and closing the agreement for the OnLine and COIN acquisitions, a dispute over the assets excluded from the acquisition has arisen between CFI and MicroBilt Corporation. The parties are currently attempting to resolve this dispute and management does not believe that the ultimate resolution of this item will have a material effect on the Company's financial position or results of operations.

Unaudited proforma results of operations for the three month and nine month periods ended September 30, 1996 and 1995, assuming such acquisitions occurred at the beginning of the periods are as follows:


                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                     ---------------------    --------------------
                                                        1996       1995         1996       1995
                                                     ---------    --------     --------  ---------
Total revenues                                       $ 16,262     $ 13,753     $ 45,945   $ 38,754

Net income (loss) applicable to common stock            1,468        4,733       (1,706)     2,812

Earnings (loss) per share                                0.28         0.96        (0.36)      0.58


Pro forma results for the three and nine month periods ended September 30, 1996 and 1995 include the write-off of acquired in-process research and development in the period when occurred.

NOTE 4: LONG-TERM DEBT AND LINE OF CREDIT

LONG-TERM DEBT
At September 30, 1996, notes payable consists of the following:


6.0 percent note payable, in relation to Culverin acquisition, in payments,
  including interest of $346, due November 1, 1996 and $50 due January 1998.        $   396

Note payable, in relation to Pathways acquisition, final payment due
  January 1997.                                                                         900

Note payable, in relation to Halcyon acquisition, with imputed interest at 8 percent, due in quarterly installments of $50, including interest, payable
  through 2001.                                                                         770

Note payable, in relation to Halcyon acquisition, due upon completion of the
  development of a new specified product                                                225

8.5 percent note payable, assumed in the Halcyon acquisition in monthly
  installments of $6, including interest with final payment due October 2004.           391

Guaranteed royalties to be paid in relation to Input acquisition, with imputed
interest at 8 percent, payable through March 2001                                     1,533

TSTG non-compete payments through April 1999.                                           275
                                                                                    --------
                                                                                      4,490
Less current installment of long-term debt, included in notes payable                 1,675
                                                                                    --------
Long-term debt, excluding current installments                                      $ 2,815
                                                                                    ========

                                      6

Payments under long-term debt over the next five years is as follows:

YEARS ENDING DECEMBER 31,
1996                                       $    564
1997                                          1,111
1998                                            245
1999                                            312
2000                                            229
Thereafter                                    2,029
                                         -----------
                                           $  4,490
                                         ===========

LINE OF CREDIT
The Company may borrow up to $7.5 million under the terms of a committed, unsecured, revolving bank line of credit. At the Company's option, interest on outstanding borrowings may be at the Bank's published reference rate or alternative rates specified in the agreement. The line of credit expires on December 1, 1996, and the Company is seeking to renew this facility. The agreement contains covenants which require the Company to maintain certain liquidity and long-term solvency ratios and prohibits the Company from incurring other debts or liens outside the ordinary course of business. The Company pays an annual commitment fee of .2 percent on the average unused balance. There were no borrowings under the line at December 31, 1995 and at September 30, 1996, borrowings under the line totaled $1,627.

NOTE 5:  SUBSEQUENT EVENT
In November 1996, the Company filed a Registration Statement on Form S-3 for the registration of 1,550,000 shares (1,782,500 shares with the underwriters' over-allotment option) of its Common Stock to be sold to the public for approximately $19 per share.

NOTE 6:  RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The Consolidated Financial Statements and Notes in this Form 10-Q should be read in conjunction with the following discussion. The discussion in this Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1933, as amended, such as statements of the Company's plans, objectives, expectations and intentions. The Company cautions investors that its business is subject to significant risks and uncertainties. The following factors are among those factors that could cause actual results to differ materially from the forward-looking statements: potential fluctuations in quarterly results, uncertainty of market and product acceptance, early stage market for electronic delivery products, evolving market for call center products, dependence on host processor relationships, management of growth and dependence on key employees and contract engineers, uncertainties associated with the integration of acquisitions and risks of new business ventures, delays in introduction of new products and product enhancements, lengthy sales and implementation cycles, competition, product concentration, dependence on the financial services industry, product liability risks and software defects, and dependence on proprietary technology and intellectual property rights. While sometimes presented with numerical specificity, such forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized and are subject to significant uncertainties and contingencies that are beyond the control of the Company. Consequently, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially as a result of certain factors, including those set forth below. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information.

                                  RISK FACTORS

    The following risk factors are reprinted from the Company's Registration Statement on Form S-3 currently on file with the US Securities and Exchange Commission.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced, and expects in the future to experience, significant quarterly fluctuations in its results of operations. These fluctuations may be caused by various factors, including, among others: the size and timing of product orders and shipments; the timing and market acceptance of new products and product enhancements introduced by the Company and its competitors; the timing of the Company's completion of work under contracts accounted for under the percentage of completion method; customer order deferrals in anticipation of new products; aspects of the customers' purchasing processes, including the evaluation, decision-making and acceptance of products within the customers' organizations; factors affecting the sales process for the Company's products, including the complexity of customer implementation of the Company's products; the number of working days in a quarter; federal and state regulatory events; competitive pricing pressures; technological changes in hardware platforms, networking or communication technology; changes in Company personnel; the timing of the Company's operating expenditures; specific economic conditions in the financial services industry and general economic conditions.

    The Company typically ships or installs many of its products within three months of receipt of an order. As a result, software license fees in any quarter are substantially dependent on orders booked in that quarter or the previous quarter. In addition, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. The Company's results of operations may also be affected by seasonal trends, including the tendency of some customers to complete purchases of products in the quarter ended December 31 or not to implement new orders in the quarter ended March 31. Furthermore, during typical vacation periods, key decision-making personnel at prospect financial institutions may not be available, which can adversely affect revenue for such periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of these expenses are relatively fixed, a small variation in the timing of recognition of specific revenue items can cause significant variations in operating results from quarter to quarter. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be adversely affected. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of future performance.

    UNCERTAINTY OF MARKET; PRODUCT ACCEPTANCE. The market for software products and services to financial institutions is evolving and the Company's success is, in large part, dependent on the continuing development of this market. Although the Company believes that its existing products compete effectively with competitors' products, some of the Company's products have been licensed to a limited number of customers or, as to any specific customer, may only be used in a part of that customer's organization. A significant part of the Company's business strategy depends on financial institutions' adoption of new technologies in handling functions that previously may have been performed without the use of computers or with more rudimentary software applications. There can be no assurance that banks and other financial institutions will adopt new technologies required for, or that the Company's products will otherwise achieve, broad acceptance in this evolving market. In some instances, banks and other financial institutions may be reluctant to consider transitioning to some of the Company's products without first making significant decisions regarding the procurement or upgrade of computer systems or operating systems. In the event that the market for software solutions being offered by the Company should fail to develop, or that the Company's products should fail to succeed in this market, the Company's business, operating results and financial condition would be materially adversely affected. For example, one of the Company's competitors has recently announced the introduction of a Windows-based loan documentation product. Although this competing product has not yet been released and the Company believes that its Windows-based Laser Pro products will compete effectively against this product introduction, there can be no assurance that sales of the Company's Laser Pro products will not be adversely affected by its competitor's announcement. Furthermore, market acceptance of the Company's products will also depend on the Company's ability to ensure that its products operate together and, when appropriate, are integrated across the Company's product lines and with the products of other major service providers and vendors of hardware and software used in the financial services industry. In addition, a significant part of the Company's revenues are derived from continued support of the software after the initial sale and are in some cases based on per-transaction or per-user pricing. There can be no assurance that such pricing structures will continue to be accepted by customers of the Company.

    EARLY STAGE MARKET FOR ELECTRONIC DELIVERY PRODUCTS. The electronic banking market, and in particular the home banking portion of the market, is at a very early stage of development, is rapidly evolving, and is characterized by an increasing number of market entrants who have introduced or are developing competing products and services. As is typical for a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. In particular, while the number of customers utilizing the Internet or private-dial connection as a vehicle for banking has grown rapidly, it remains limited and it is not known whether these markets will continue to develop such that a sufficient demand for the Company's software will emerge and be sustainable. The use of such electronic delivery channels by the banking community and its customers will require broad acceptance of new methods of conducting business and exchanging information. In particular, bankers and financial institutions with established methods of handling funds may be reluctant to accept commercial transactions over the Internet. Moreover, concerns regarding the security and confidentiality of Internet transactions may inhibit the growth of Internet commerce generally and as a result impact market acceptance of the Company's products. The Company's business will include procedures and services that have only recently been developed in the emerging electronic delivery market. The use of the Company's products is dependent, in part, upon the continued development of an industry and infrastructure for providing secure Internet access and carrying Internet traffic. In addition, the Internet may not prove to be a viable commercial marketplace, because of inadequate development of the necessary infrastructure, such as undercapacity, a reliable network backbone or timely development of complementary products, including high speed modems. There can be no assurance that commerce over the Internet will become generally adopted. If the market fails to develop or develops more slowly than expected, the infrastructure for the Internet is not adequately developed, or the Company's home banking products and services do not achieve market acceptance by a significant number of individuals, businesses and financial institutions, the Company's business, financial condition and operating results could be materially and adversely affected.

    EVOLVING MARKET FOR CALL CENTER PRODUCTS. While the Company anticipates that the market for its call center products will expand rapidly over the next two years and the Company has expended substantial resources in the development and improvement of its call center products, including the Company's current efforts toward reengineering its call center products for an anticipated release of an upgraded product in 1997, there can be no assurance that the Company's upgraded call center products will be released on a timely basis or will achieve market acceptance upon release. If the market fails to grow or grows more slowly than expected, the Company's business, results of operations and financial condition could be adversely affected.

    DEPENDENCE ON HOST PROCESSOR RELATIONSHIPS. The Company believes that market acceptance of its products is based in significant part on the ability of the products to share information with a financial institution's host processor system, or with the host processor systems of vendors providing processing services to such institution. The Company has developed significant expertise with most available host processor systems and the methods necessary to transfer data to and from such systems. Although the Company generally is able to develop interfaces that allow its products to operate effectively with host processor systems, integration is optimized where the Company and the provider of a host processor system cooperatively share information regarding the respective products' technologies, development schedules and enhancements. CFI has had varying degrees of success in establishing such relationships with host providers. In some cases, providers of host processor systems or processing services are or may become competitors of the Company with respect to one or more of the Company's products. As such, the Company is not always able to obtain access to host system technology necessary for developing optimal third-party system integration. There can be no assurance that the Company will be able to establish and maintain adequate relationships with important providers of host processor systems or processing services in the future. Failure to do so could have a material adverse effect on the business, results of operations and financial condition of the Company.

    UNCERTAINTIES ASSOCIATED WITH THE INTEGRATION OF ACQUISITIONS AND RISKS OF NEW BUSINESS VENTURES. One of the Company's strategies is to continue to acquire complementary businesses, products and technologies, as well as to enter into new business ventures, including minority equity investments and joint ventures. Since 1994, the Company has acquired ten businesses or companies. Acquisitions of companies, businesses, products, or technologies, as well as entry into new business ventures, require the dedication of management resources in order to achieve the strategic objectives of the acquisitions and ventures. No assurance can be given that difficulties encountered in integrating the operations of businesses previously acquired or in the future acquired or entered into by the Company will be overcome, or that the specific benefits expected from integration of any particular acquisition or any new business venture, including the addition of new products and technologies, or increased sales and growth of the Company's customer base, will be achieved or that any anticipated cost savings will be realized. The difficulties of combining acquired operations into the Company have been, and, along with any entry into new business ventures in the future, can be expected to be exacerbated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the Company's business and operations, including those of the businesses acquired or new business ventures. Difficulties encountered in connection with the Company's acquisition of businesses, products or technologies, and new business ventures, including those previously acquired, could have an adverse effect on the business, results of operations and financial condition of the Company. There can be no assurance that integration of businesses, products or technologies previously acquired by the Company, or acquired or entered into in the future, will be accomplished without having an adverse impact on the business, results of operations and financial condition of the Company or that the benefits or strategic objectives expected from any such integration or new business venture will be realized.

    MANAGEMENT OF GROWTH. The growth in the size and complexity of the Company's business and the expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on all aspects of the Company's business. In particular, the Company's emphasis on selling to large institutions has placed significant additional demands on its installation and implementation operations, and the growing installed base has placed additional demands on the customer support operation. The Company has grown from approximately 330 employees as of December 31, 1995 to approximately 480 employees as of September 30, 1996, and currently plans to continue to expand its staff. To accommodate growth, the Company will be required to upgrade or implement a variety of operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the Company will be able to do so successfully. The Company's future operating results will depend on its ability to expand its support organization and infrastructure commensurate with its expanding base of installed products and on its ability to attract, hire and retain skilled personnel. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage personnel could have a material adverse effect on the

Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage any future growth and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. To the extent the anticipated growth fails to materialize, the Company's operating results could be adversely affected.

    DEPENDENCE ON KEY EMPLOYEES AND CONTRACT ENGINEERS. The Company believes that its future success will depend to a significant extent upon the contributions of its executive officers and key sales, engineering, marketing and technical personnel, including independent contractors used by the Company primarily in product development. The Company does not have "key person" life insurance on any of its employees. The loss of the services of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly sales personnel and software engineers. Because of the sophistication of the Company's products and the technology environments in which they operate, the Company's sales, engineering and other personnel generally require advanced technical knowledge and significant training to perform competently. Competition for such personnel, particularly qualified software development engineers, is intense and the Company has, at times, experienced difficulty in locating personnel with the requisite level of expertise and experience. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

    DELAYS IN INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS. The Company's future success will depend upon its ability, on a timely basis, to develop or acquire and successfully introduce new products and to maintain and enhance its current products to meet customers' expanding needs. In addition, the Company must identify emerging trends and technological changes in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors and develop and bring products to market quickly at cost-effective prices. In particular, the Company believes its software-based products must respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. As a result of these requirements, the Company will need to make substantial investments in design and product development. Any failure by the Company to anticipate or respond adequately to technological and regulatory developments and customer requirements, or any significant delays in product development or introductions, could result in a loss of competitiveness and could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological or regulatory changes, evolving standards or changing customer requirements.

    In the past, the Company has experienced delays in the introduction of new products and product enhancements, including the Windows versions of its Deposit Pro and Laser Pro products, and in achieving market acceptance for certain of its products, including its Pro Active product. There can be no assurance that the Company will successfully complete on a timely basis products currently under development, including the Windows version of its Laser Pro Closing product, or that current or future products will achieve market acceptance. If the Company is not successful in developing new products and providing product enhancements in a timely manner, including those that incorporate regulatory changes into its products, it could have a material adverse impact on the Company's business, results of operations and financial condition.

    In addition, the introduction or announcement of products embodying new technologies, changes in industry standards, applicable regulations, or customer requirements, either by the Company or one or more of its competitors, could render the Company's existing products obsolete or unmarketable. One of the Company's competitors has recently announced, for example, the introduction of a Windows-based loan documentation product. Although this competing product has not yet been released and the Company believes that its Windows products will compete effectively against this product introduction, there can be no assurance that sales of the Company's Laser Pro Windows products will not be adversely affected by its competitor's announcement. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

    LENGTHY SALES AND IMPLEMENTATION CYCLES. The license of the Company's software products generally requires the Company to educate prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and can be associated with substantial changes in workflow, processing or the configuration of hardware and other software. The product license and other fees charged by the Company are typically only a portion of the customer's related hardware, software, development, training and integration costs in implementing a system containing the Company's products. The license of the Company's software products can often require a board-level or executive decision by prospective customers. For these and other reasons, the period between initial indications of interest by a customer in the Company's product and the ultimate sale and implementation of the Company's product to the customer can often be lengthy (often ranging from three months to in excess of one year) and is subject to a number of significant delays over which the Company has little or no control. The Company's sales and implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays in its customers' implementation or upgrade of the necessary computing environments.

    In addition, as the Company increases its emphasis on obtaining orders from larger financial institutions, particularly very large multistate institutions, the Company's overall mix of product licenses may involve an increased reliance on orders that have a longer sales and implementation cycle. Reliance on sales with a lengthy lead time for completion of the order and implementation of the product can result in delays in completion of expected sales and fluctuations in the recognition of sales revenue which may adversely affect the Company's business, results of operations and financial condition.

    COMPETITION. The market for the Company's products is intensely competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets. With respect to the Company's lending products, the principal competitors include Bankers Systems, Inc., FormAtion Technologies, Inc. (a subsidiary of John H. Harland Company), Interlinq Software Corporation, Fair Isaac & Company, Inc., Affinity Technology Group, Inc., Great Lakes Forms, Inc., APPRO Systems, Inc., and JetForm Corp. With respect to the Company's operations products, the principal competitors include Olivetti North America, Broadway & Seymour, Inc., Early, Cloud & Company and Footprint Software, Inc. (both subsidiaries of International Business Machines Corporation ("IBM")), Electronic Data Systems Corporation, Argo & Company, FIserv, Inc. ("FIserv"), Edify Corporation, and Software Dynamics, Inc. With respect to the Company's electronic delivery products, the principal competitors include CheckFree Incorporated, Visa Interactive, Edify Corporation, Online Resources & Communications Corporation, GOLDPAC Products, and Politzer & Haney. In addition, a number of prospective and existing customers of the Company have the internal capability to provide alternative solutions to the Company's lending, operations, or electronic delivery products and may, therefore, be viewed as competing with the Company. These alternatives may include internally developed software and hardware solutions, or methods of process management that do not involve software solutions. Some of the Company's competitors have significantly greater financial, technical, sales and marketing resources than the Company. The Company believes that the primary competitive factors in this market include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In addition, a number of current or potential competitors have established or may establish cooperative relationships among themselves and with third parties that may present additional competition with products offered by the Company. The Company's competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, utilize more extensive distribution channels, and bundle competing products.

    The Company's future success will depend significantly upon its ability to increase its share of the large bank market and to license additional products and product enhancements to existing customers. As the Company develops new products or enters new markets, it expects to encounter additional competitors, some of which may have significantly greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future, or that competition will not have a material adverse effect on the Company's results of operations.

    PRODUCT CONCENTRATION. A significant portion of the Company's revenue is derived from a limited number of products. Revenue from the Company's Laser Pro products and Deposit Pro products represented over 82% and 52% of the Company's total revenue for the nine months ended September 30, 1995 and September 30, 1996, respectively, and over 88%, 82% and 79% for the years ended December 31, 1993, 1994 and 1995, respectively. Although the Company believes that these products will continue to represent a significant percentage of the Company's revenue for the near term, an important part of the Company's business strategy depends upon the ability of the Company to continue to develop and market its call center, branch automation, electronic banking and other new products. A decline in demand or prices for the Company's Laser Pro products or Deposit Pro products, whether as a result of new product introductions by the Company or its competitors, price competition, technological change, or failure of the Company's products to address customer requirements, could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the financial services industry in general to adopt new or modified technologies to improve and simplify business processes (in particular the products developed by the Company), or the failure of the Company to support this industry transition with products that effectively address customer requirements, would have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON FINANCIAL SERVICES INDUSTRY. Substantially all of the Company's revenue is derived from licenses and services to banks and other financial institutions, and its future growth is dependent on increased sales to the financial services industry. The success of the Company's customers is intrinsically linked to economic conditions in the financial services industry, which in turn are subject to intense competitive pressures and are affected by overall economic conditions. In addition, the Company believes that the license of its products is relatively discretionary and often requires a significant commitment of capital if accompanied by large-scale hardware purchases or commitments. As a result, although the Company believes that its products can be of substantial assistance to financial institutions in a competitive environment, demand for the Company's products and services could be disproportionately affected by instability or downturns in the financial services industry, which may cause existing or potential customers to exit the industry or delay, cancel or reduce any planned expenditures for technology solutions, including those offered by the Company. The financial services industry is currently experiencing consolidation that may affect demand for the Company's products. The financial services industry is highly regulated and changes in regulations affecting the financial services industry or the Company's products could have a significant effect on the Company. These and other factors adversely affecting the financial services industry and its purchasing capabilities could have a material adverse effect on the Company's business, results of operations and financial condition.

    PRODUCT LIABILITY RISKS; SOFTWARE DEFECTS. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products may involve a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Software products offered by the Company are highly complex and normally contain undetected errors or failures that, despite significant testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company's business has not been adversely affected by any such errors to date, there can be no assurance that significant errors will not be found in the Company's products in the future. Such errors could give rise to warranty or other liability of the Company, cause delays in product introduction and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products or loss of existing customers, any of which could adversely affect the Company's business, operating results and financial condition.

    The Company's products enable its customers to comply with a variety of complex and changing federal and state laws and regulations. Should documentation generated by the Company's products result in a customer's violation of such requirements due to a product defect, the customer, or possibly the governmental authority whose requirements were not met, could claim that the Company is responsible. The Company provides a compliance warranty on certain of its products that limits its liability to $1.0 million per customer per year and further limits the Company's liability for all of its customers to an aggregate of $2.5 million per year per occurrence of a common defect. There can be no assurance that these contract limits would be enforceable, or that claims would be covered by or would not exceed the limits of the Company's indemnity insurance policy issued by Lloyds of London. Further, there can be no assurance that this indemnity policy will be renewed or will remain priced within the Company's capacity to pay the premiums. In the event that the Company's contract limits are found to be unenforceable or that its insurance policy does not adequately cover claims, the Company's results of operations may be materially and adversely affected. In addition, there can be no assurance that the Company will be able to correct claimed or actual product defects in a timely manner, or at all.

    DEPENDENCE UPON PROPRIETARY TECHNOLOGY; INTELLECTUAL PROPERTY RIGHTS. The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software. The Company relies primarily on a combination of copyright, trade secret, and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as know-how concerning the financial services industry and the kinds of software products that the Company licenses as well as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product service are essential for the Company in establishing and maintaining a technology leadership position. The Company may from time to time seek patent protection for innovations related to certain of its software products, but has not generally sought patent protections for its software. There has been an increase in the number of patents related to software that have been issued or applied for in the United States and, accordingly, the risk of patent infringement for software companies can be expected to increase. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company has, with a small number of customers, provided limited access and restricted rights to the source code of certain products. Despite the Company's efforts to protect its proprietary rights, other parties may attempt to reverse engineer, copy or otherwise engage in unauthorized use of the Company's proprietary information. There can be no assurance that such unauthorized use will not occur. Monitoring unauthorized use of the Company's proprietary information is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy could occur. To the extent that the Company licenses software products in foreign countries (which it has done only on a limited basis to date), it may experience greater risks of software piracy inasmuch as the laws of certain foreign countries do not provide meaningful protection against piracy of software. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

    Certain technology or proprietary information incorporated in the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

    In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products, services or technologies. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competition in the Company's industry grows and the functionality and scope of products overlaps. Furthermore, there can be no assurance that employees or third parties have not improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time consuming and expensive to defend, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. In the event of a successful claim of product infringement against the Company and failure of the Company or its licensors to license the infringing or similar technology on reasonable terms, the Company's business, operating results and financial condition could be adversely affected. In addition, the Company may initiate claims against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, and have a material adverse effect on the Company's business, operating results and financial condition.

OVERVIEW

CFI ProServices, Inc. ("CFI" or the "Company") is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Over 4,700 financial institutions have licensed one or more of the Company's products. In addition, approximately 125 institutions are offering private-dial personal computer-based home banking services to their customers using CFI's Personal Branch products.

During 1993, essentially all of the Company's revenue was derived from the Company's Laser Pro lending products and Deposit Pro operations products. Today, the Company licenses more than 20 products organized into four product groups: lending, operations, electronic delivery, and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro product lines. For the nine months ended September 30, 1996 revenue from these product lines has decreased to 52% of the Company's total revenue.

CFI generates recurring revenue from software maintenance agreements. For the nine months ended September 30, 1996, service and support fees revenue, primarily for Laser Pro and Deposit Pro, accounted for approximately 38% of consolidated revenues. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing banking regulations.

The Company's cost structure is relatively fixed and cost of revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. In addition, any failure to achieve revenue targets in a particular period would adversely affect profits for that period.

Sales to larger banks are expected to constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. Accordingly, the predictability of revenue for any particular period will be diminished to the extent the Company increases sales to larger banks.

The Company's backlog as of September 30, 1996 was approximately $9.2 million, as compared to $5.1 million as of September 30, 1995. The Company's backlog as of December 31, 1995 was approximately $6.1 million. CFI's backlog consists of orders taken but not yet booked as revenue and is not indicative of future operating results. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The timing of the Company's orders and revenue has become less predictable during 1995 and 1996 as CFI has increased its focus on generating business from large accounts and multiple product sales. In light of its increased emphasis on large accounts and multiple product sales, the Company has taken steps to increase and maintain its backlog. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES

The Company continues to pursue opportunities to expand its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed ten acquisitions since June 1994.


COMPANY                                        DATE ACQUIRED     PRINCIPAL PRODUCTS/MARKETS ACQUIRED
-------                                        -------------     -----------------------------------
Assets of the Products Division of                June 1994       Access to certain midwestern states for the
Professional Bank Systems, Inc.                                   Company's compliance products

The Genesys Solutions Group, Inc.               September 1994    Call center software
Texas Southwest Technology Group                   April 1995     StarGate connectivity products and ACH products

Culverin Corporation                             November 1995    Encore! Platform and teller branch automation
                                                                  products and RPxpress! remittance processing
                                                                  product

OnLine Financial Communications Systems, Inc.      April 1996     Over 1,000 branch automation customers employing
                                                                  DOS-based technology

COIN Banking Systems, Inc.                         April 1996     Application Manager indirect lending product

Assets of Input Creations, Inc.                    April 1996     LOANscape mortgage lending product

Assets of Halcyon Group, Inc.                      April 1996     fisCAL loan decision support product and TriScore

Assets of Pathways Software, Inc.                  April 1996     LoansPlus neural net loan decision support and
                                                                  portfolio management product

Vendor Payment Systems, Inc.                       April 1996     Bill payment services company


There can be no assurance that any of these or future acquisitions will have a favorable impact on the performance of the Company. The Company believes that it has achieved its objectives of growth and broadening its product offerings through this acquisition program and intends to continue to pursue acquisitions in the future. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

The aggregate purchase price for these ten acquisitions was $20.2 million and 380,967 shares of Common Stock, plus contingent royalties. In connection with such acquisitions, the Company incurred non-cash charges primarily relating to the write-off of acquired in-process research and development efforts totaling $8.0 million in April 1996 and $4.5 million in November 1995. The terms of certain of the acquisitions provide that, based on various factors including the passage of time, certain product revenue or product development, the Company will be required to pay contingent royalties some of which obligations the Company may satisfy through the issuance of shares of its Common Stock. Because amortization of certain intangible assets arising from the Company's acquisition activity is not deductible for federal income tax purposes, certain amortization expense incurred by the Company has the effect of increasing the Company's effective tax rate for financial reporting purposes.

The Company may also evaluate from time to time establishing new business operations or making minority investments in new business ventures, including joint ventures.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data of the Company expressed as a percentage of total revenue for the periods indicated:


                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------     -------------------
                                                1996      1995           1996      1995
                                             ---------  ---------     ---------  --------
Revenue
    Software license fees                       56.3%      51.7%          56.3%     48.2%
    Service and support                         38.1       41.2           37.7      42.9
    Other                                        5.6        7.1            6.0       8.9
                                             ---------  ---------     ---------  --------
Total revenue                                  100.0      100.0          100.0     100.0
Gross profit                                    65.5       69.6           66.2      67.2
Operating expenses
    Sales and marketing                         20.6       24.6           22.2      25.6
    Product development                         17.1       17.0           18.4      17.2
    General and administrative                   9.4       13.1            9.5      12.7
    Amortization of intangibles                  2.0         .8            1.8       0.9
    Acquired in-process research and
      development and restructuring               --         --           18.8        --
                                             ---------  ---------     ---------  --------
Total operating expenses                        49.1       55.5           70.7      56.4
                                             ---------  ---------     ---------  --------
Income (loss) from operations                   16.4       14.1           (4.5)     10.8
Nonoperating income                              (.3)       1.3            0.3       1.3
                                             ---------  ---------     ---------  --------
Income (loss) before income taxes               16.1       15.4           (4.2)     12.1
Provision for (benefit from) income taxes        6.9        4.9           (0.4)      4.1
Preferred stock dividend                          .2         .3            0.2       0.3
                                             ---------  ---------     ---------  --------
Net income (loss) applicable to                  9.0%      10.2%          (4.0)%     7.7%
   common shareholders                       =========  =========     =========  ========


The following table sets forth percentage changes period over period in the statements of operations data of the Company:


                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
                                                   OVER                  OVER
                                            SEPTEMBER 30, 1995    SEPTEMBER 30, 1995
                                            ------------------    ------------------
Revenue
    Software license fees                           89%                  96%
    Service and support                             61                   47
    Other                                           39                   14
Total revenue                                       74                   68
Gross profit                                        63                   65
Operating expenses
Sales and marketing                                 45                   46
Product development                                 75                   79
General and administrative                          25                   24
Total operating expenses                            54                  110
Income (loss) from operations                      102                 (170)
Nonoperating income                               (140)                 (67)
Income (loss) before income taxes                   82                 (159)
Provision for (benefit from) income taxes          146                 (116)
Net income (loss) applicable to                     53                 (188)
  common shareholders


REVENUE

Total revenue increased 74% to $16.3 million and 68% to $42.7 million for the three month and nine month periods ended September 30, 1996, respectively, compared to $9.4 million and $25.4 million for the comparable periods in 1995. Revenue attributable to the companies acquired in April 1996 accounted for $4.2 million and $7.8 million for the three month and nine month periods ended September 30, 1996, respectively. Culverin products acquired in November 1995 accounted for an additional $1.7 million and $5.5 million for the three month and nine month periods ended September 30, 1996, respectively.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization, and fees related to implementing software and systems at customer sites.

Software license fees increased $4.3 million, or 89%, and $11.7 million, or 96%, to $9.2 million and $24.0 million for the three month and nine month periods ended September 30, 1996, respectively, from $4.8 million and $12.3 million for the comparable periods in 1995. Of these increases, $2.4 million and $4.4 million were contributed by the companies acquired in April 1996 for the three and nine month periods ended September 30, 1996, respectively. Culverin products acquired in November 1995 accounted for another $1.5 million and $4.8 million of the increases for the three and nine month
periods ended September 30, 1996, respectively.   Internal growth, primarily
from sales of Encore! Desktop and Personal Branch for the three months period ended September 30, 1996 and primarily from sales of Deposit Pro and Personal Branch for the nine month period ended September 30, 1996, accounted for the remainder of the increases over the 1995 periods. Of the $2.4 million and $4.4 million increases in revenue attributable to the April 1996 acquisitions for the three month and nine month periods ended September 30, 1996, respectively, sales of the COIN Banking Systems, Inc. ("COIN") indirect lending and OnLine Financial Communications Systems, Inc. ("OnLine") branch automation products acquired from MicroBilt Corporation accounted for $1.6 million and $3.2 million for the three month and nine month periods ended September 30, 1996, respectively. The Company expects sales of the OnLine and COIN products to decrease in future quarters because the Company is not actively selling the OnLine DOS-based branch automation products and is only in the initial phases of converting the DOS-based COIN indirect lending product to the Windows platform.

PERCENTAGE OF SOFTWARE LICENSE FEES



                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                             --------------------     -------------------
                                                1996      1995           1996      1995
                                             ---------  ---------     ---------  --------
Lending Products                                 70%        48%           71%        45%
Operations Products                              16         38            20         40
Electronic Delivery Products                      9         11             7         12
Connectivity Products                             5          3             2          3
                                             ---------  ---------     ---------  --------
Total                                           100%       100%          100%       100%
                                             =========  =========     =========  ========


Lending products license revenue grew $1.0 million, or 30%, and $2.3 million, or 26%, for the three month and nine month periods ended September 30, 1996, respectively, over the comparable periods in 1995. Substantially all of the increases came from sales of Application Manager, fisCAL, and LOANscape, all products derived from the April 1996 acquisitions. As a percentage of total license revenue, lending products declined from 70% to 48% and from 71% to 45% for the three month and nine month periods ended September 30, 1996, respectively, reflecting the Company's successful efforts to broaden its product offerings. License revenue from sales of Laser Pro decreased ten% for the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995 and were essentially flat for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995.

Operations products increased $2.7 million, or 348%, and $7.0 million, or 281%, for the three month and nine month periods ended September 30, 1996, respectively, over the comparable periods in

1995. As a percentage of total license revenue, operations products revenue increased from 16% to 38% and doubled from 20% to 40% for the three month and nine month periods ended September 30, 1996, respectively. Sales of the Encore! and OnLine branch automation products acquired after the 1995 periods accounted for nearly $2.3 million and $6.0 million of the increase for the three and nine months periods ended September 30, 1996, respectively. Increased Deposit Pro sales, attributable to the release of the Windows version of that product, accounted for most of the remainder of the increases.

License fees from the sale of electronic delivery products increased $0.5 million, or 126%, and $2.1 million, or 254%, for the three month and nine month periods ended September 30, 1996, respectively, over the comparable periods in 1995. The Personal Branch home banking product accounted for $0.3 million and $1.0 million of the increases for the three month and nine month periods ended September 30, 1996, respectively. The remainder of the increases are attributable to sales of the Culverin remittance processing product. As a percentage of license revenue for the same periods, electronic delivery product revenue grew from 9% to 11% and 7% to 12% for the three month and nine month periods ended September 30, 1996, respectively. The Personal Branch home banking product has been licensed to approximately 125 financial institutions.

License fees from sales of the StarGate connectivity products were $0.3 million and $0.6 million for the three and nine month periods ended September 30, 1996,respectively, up 21% and 136%, respectively, from the comparable periods of 1995. Volumes for these products are tied closely to the Company's sales of its various products to larger institutions and through third party host software providers. To the extent sales to larger institutions increase, license revenue for StarGate connectivity products would be expected to increase.

SERVICE AND SUPPORT FEES.   Service and support fees consist primarily of
recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $2.3 million, or 60%, and $5.2 million, or 47%, to $6.2 million and $16.1 million for the three month and nine month periods ended September 30, 1996, respectively, over the comparable periods in 1995. Service and support fees for products acquired in April 1996 accounted for $1.6 million and $3.0 million of these increases for the three month and nine month periods ended September 30, 1996, respectively. The remainder of the increases resulted primarily from increases in the installed base of the Company's products. No significant changes in service and support fees for individual products have occurred in the periods presented.

OTHER REVENUE. Other revenue includes Vendor Payment Systems' processing fees, sales of preprinted forms and supplies, and certain consulting revenue. Other revenue increased $0.3 million for both the three month and nine month periods ended September 30, 1996, respectively, but was 6% of total revenue, down from 7% and 9% in the comparable periods in 1995. The acquisition of Vendor Payment Systems in April 1996 caused the increase in other revenue. The Company does not expect other revenue to grow significantly in the future.

COST OF REVENUE

Cost of revenue primarily consist of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $2.8 million, or 97%, and $6.1 million, or 73%, to $5.6 million and $14.4 million for the three month and nine month periods ended September 30, 1996, respectively over the comparable periods in 1995.
Of these increases, $0.6 million and $1.4 million resulted from the November 1995 acquisition of Culverin, for the three month and nine month periods ended

September 30, 1996, respectively. Companies acquired in April accounted for $1.8 million and $3.5 million of the increases, for the three month and nine month periods ended September 30, 1996, respectively. The remainder of these increases are attributable to higher implementation costs associated with the growing number of large financial institution projects, additional personnel required to support the increased installed base of customers, and increased software amortization. Software amortization was $0.5 million and $1.3 million for the three month and nine month periods ended September 30, 1996, respectively, as compared to $0.3 million and $0.8 million for the comparable periods in 1995.

As a result of recent acquisitions and product development efforts, costs resulting from royalty payments and amortization of internally developed and purchased software will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

OPERATING EXPENSES

SALES AND MARKETING.   Sales and marketing expenses increased to $3.3
million, or 21% of revenue, and $9.5 million, or 22% of revenue, for the three month and nine month periods ended September 30, 1996, respectively, compared to $2.3 million, or 25% of revenue, and $6.5 million, or 26% of revenue, for the comparable periods in 1995. Less than $0.5 million and $1.0 million of the increases for the three month and nine month periods ended September 30, 1996, respectively, are attributable to the companies acquired in April 1996. Less than $0.2 million and $0.5 million of the increases for the three month and nine month periods ended September 30, 1996, respectively, are attributable to the November 1995 acquisition of Culverin. None of these acquired organizations had significant sales and marketing operations. The remainder of the increases resulted from increased commissions on higher sales, continued growth in the major accounts sales force and an increase of more than twofold in the size of the Personal Branch sales force. The decreases in expenses as a percentage of revenue are primarily a result of revenue from acquired companies and new products sold through the Company's existing national direct sales and telemarketing operations.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses increased to $2.8 million, or 17%, and $7.8 million, or 18%, of revenue, for the three month and nine month periods ended September 30, 1996, respectively, compared to $1.6 million, or 17%, and $4.4 million, or 17%, of revenue, for the comparable periods in 1995. The companies acquired in April 1996 accounted for $0.5 million and $1.2 million of the increases for the three month and nine month periods ended September 30, 1996, respectively. The Culverin acquisition in November 1995 accounted for $0.6 million and $1.9 million of the increases for the three month and nine month periods ended September 30, 1996, respectively. In addition to the acquisitions, increases in product development expenses are largely the result of increased staffing in the development areas of the Company, and additional costs for integrating acquired products, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's electronic delivery products. The expenses associated with these activities were partially offset by increased capitalization of software development efforts. Software development costs capitalized increased from $0.8 million to $1.8 million and from $2.0 million to $3.7 million for the three month and nine month periods ended September 30, 1996, and 1995, respectively. The Company will continue to commit significant resources to product development efforts, although such expenses are not expected to vary significantly as a percentage of revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.5 million and $4.0 million, or 9% of revenue for both the three month and nine month periods ended September 30, 1996, respectively, from $1.2 million and $3.2 million, or 13% of revenue for both the three month and nine month periods ended September 30, 1995, respectively. The growth in these expenses is directly attributable to the growth of the Company. Consolidation of the general and administrative functions of the acquired companies is the principal reason for the decrease of these expenses as a percentage of revenue.

AMORTIZATION OF INTANGIBLES

Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over lives ranging from five to seven years. The increases to $0.3 million and $0.8 million for the three month and nine month periods ended September 30, 1996, respectively, from $0.1 million and $0.2 million for the comparable periods in 1995 are directly attributable to the November 1995 acquisition of Culverin and the five April 1996 acquisitions.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with its acquisitions of five companies in April 1996, the Company recorded a non-cash, pretax charge of $8.0 million in the second quarter of 1996 for in-process research and development efforts in process at the date of acquisition. The value assigned to the in-process research and development efforts was determined by independent appraisal and represents those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next two years, at an additional cost of approximately $10.0 million.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three month period ended September 30, 1996, increased by $1.3 million to $2.7 million, or 16% of revenues, over the three month period ended September 30, 1995 due to higher revenue levels and reductions in operating costs as a percentage of revenue. For the nine month period ended September 30, 1996, the $8.0 million non-cash charge for acquired in-process research and development efforts caused an operating loss of $1.9 million. Without the charge, operating income would have been $6.1 million, or 14% of revenues, compared with $2.7 million, or 11%, for the comparable period in 1995. Historically, operating income has been higher as a percentage of revenue in the latter half of a year than in the first half.

NON-OPERATING INCOME

Non-operating income, which consists primarily of interest income and expense, declined 140% to a net expense of $49,000 and 67% to a net income of $0.1 million for the three month and nine month periods ended September 30, 1996, respectively, from the comparable periods in 1995. Cash paid for acquisitions combined with interest on acquisition-related debt caused the declines. Proceeds from the sale of the Company's Common Stock to be offered pursuant to an offering document filed with the Securities and Exchange Commission in November 1996 on Form S-3 may result in an increase in non-operating income in future periods. (See Note 5 of the Notes to Consolidated Financial Statements).

PROVISION FOR INCOME TAXES

Income taxes for the nine months ended September 30, 1996 are based on an estimated rate of 43% (without the effect of the acquired in-process research and development write-off) which increased from 34% in the comparable period in 1995. The increase over 1995 is primarily a result of increased amortization of nondeductible intangibles related to acquisitions and a substantial reduction in tax-free interest income.

LIQUIDITY AND CAPITAL RESOURCES

Payments for the companies acquired in April 1996 substantially reduced working capital and cash from December 31, 1995. Of the $13.6 million paid for those acquisitions, including expenses, $5.2 million was paid on closing, $4.0 million was paid subsequently and at September 30, 1996 $1.4 million was carried in current liabilities. Primarily because of these acquisition payments, working capital decreased from December 31, 1995 by $7.8 million to $1.0 million at September 30, 1996.

Operations provided $8.0 million of cash for the nine months ended September 30, 1996, compared to $2.9 million for the comparable period in 1995. The increase in cash from operations compared to 1995 was primarily due to improved earnings, excluding the non-cash charges for acquired in-process research and development efforts and for depreciation and amortization.

Net cash used in investing activities of $8.2 million for the nine months ended September 30, 1996 represented an increase of $7.3 million over the year ended December 31, 1995. Net cash payments of $5.2 million for acquisitions made in April 1996 comprised the largest portion of these investments. Additionally, software development costs of $3.7 million were capitalized in the nine months ended September 30, 1996, as compared to $2.0 million for the comparable period in 1995. This increase was a result of ongoing work related to the Company's migration of Laser Pro and Deposit Pro products to the Windows platform, conversion of its call center product to be more compatible with the Company's branch platform product, and enhancements to its electronic banking product. Spending on property and equipment of $2.1 million in the nine months ended September 30, 1996, was primarily attributable to expansion of the Company's wide area network to accommodate the recent acquisitions, computing infrastructure for the Company's electronic delivery group and other information systems upgrades to facilitate greater productivity. Maturities of $2.8 million in investments used to make the acquisition-related payments offset some of the spending on property and equipment.

Cash used in financing activities of $4.5 million during the nine months ended September 30, 1996, primarily resulted from $6.9 million of payments on acquisition-related notes payable, less net borrowings of $1.6 million from the line of credit, and less proceeds of $1.1 million from the exercise of stock options and stock issuances under the Company's employee stock purchase plan.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a $7.5 million revolving line of credit with the Company's principal bank, of which $1.6 million had been used at September 30, 1996. The line of credit expires on December 1, 1996, and the Company is seeking to renew this facility.

The Company currently expects to fund its requirements through (i) the proposed offering of 1.55 million shares of its Common Stock pursuant to its Registration Statement on Form S-3 filed with the Commission on November 5, 1996, (ii) existing cash balances, (iii) funds expected to be generated from operations and (iv) borrowings under its revolving line of credit.

The Company may require additional funds to support its working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financings of equity or debt, or from other sources.

No assurances can be given that the Company's currently proposed public offering, or any other source of financing, will be successfully completed, or if completed, that the terms thereof will be favorable to the Company and its existing shareholders.



                             PART II -OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

10 Amendment No. 3, dated September 24, 1996, to Business Loan Agreement dated November 8, 1995.

11  Calculations of Net Income Per Share

27  Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended
September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 8, 1996         CFI PROSERVICES, INC.

                                 By: /S/ MATTHEW W. CHAPMAN
                                     -----------------------------------------
                                     Matthew W. Chapman
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)




                                 By: /S/ FRED HALL
                                    -------------------------------------------
                                    Fred Hall
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)