Form 10-K405
period 1996-12-31
CFI PROSERVICES INC
filed 1997-03-21
CIK 908180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

    [X]       ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended:  December 31, 1996

                                          OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER:  000 - 21980

                                CFI PROSERVICES, INC.
                (Exact name of registrant as specified in its charter)

            OREGON                                         93-0704365
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                     400 SW SIXTH AVENUE, PORTLAND, OREGON  97204
                       (Address of principal executive offices)
         Registrant's telephone number, including area code:   (503)-274-7280

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              COMMON STOCK, NO PAR VALUE
                                   (Title of Class)

                                   ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:    Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $77,236,920 as of February 28, 1997 based upon the last closing price as reported by the Nasdaq National Market System ($18.25).

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was 4,832,816 shares.

The index to exhibits appears on page 38 of this document.

                                   ---------------

                         DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1997 Annual Meeting to be filed on or about April 11, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CFI PROSERVICES, INC.
                             1996 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                        PART I

Item 1.  Business                                                             2

Item 2.  Properties                                                          13

Item 3.  Legal Proceedings                                                   14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 14

Item 6.  Selected Financial Data                                             15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 16

Item 8.  Financial Statements and Supplementary Data                         35

Item 9.  Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure                              35

                                       PART III

Item 10. Directors and Executive Officers of the Registrant                  36

Item 11. Executive Compensation                                              36

Item 12. Security Ownership of Certain Beneficial Owners and Management      36

Item 13  Certain Relationships and Related Transactions                      36

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     37

Signatures                                                                   46

                                        PART I

ITEM 1.  BUSINESS

OVERVIEW
CFI is a leading provider of software solutions that automate customer service and support functions within the financial services industry. The Company integrates extensive knowledge of banking, technology and regulatory compliance requirements into a broad suite of software solutions. These products enable financial institutions to automate the delivery of financial products and services to their customers through multiple channels, including branch offices, in telephone call centers, and through electronic-based banking (such as home banking). CFI's solutions help banks, thrifts and credit unions reduce operating costs, enhance revenue and remain in compliance with both internal business policies and external government regulations. During the last five years, CFI has significantly expanded its product offerings and more than doubled its customer base. To date, over 4,700 financial institutions have licensed the Company's products.

THE FINANCIAL SERVICES INDUSTRY
The financial services industry is undergoing a period of rapid change characterized by increased competition. In response to this rapidly changing and increasingly competitive market, commercial banks are consolidating in order to achieve operational efficiencies and increased revenues. Financial institutions are embracing technological solutions that enable them to automate operations, redirect routine transactions to more cost-effective solutions such as electronic banking, and develop new service and sales delivery channels.

CONSOLIDATION. Consolidation continues at a rapid pace within the financial services industry, particularly among larger banks. At the current pace of consolidation, some banking analysts believe that by the year 2000 there will be fewer than 100 major U.S. banks. The Company believes that this trend is leading to an increasingly two-tiered market consisting of larger, multibank holding companies and smaller community banks. Both types of organizations face unique challenges.

Large banks that have grown through acquisition often must integrate disparate host processing systems, which often lack the flexibility needed to easily utilize and deliver information across different systems. Bank customer service representatives often are limited in their ability to access comprehensive customer information on one screen, which limits their ability to cross-sell products and services. Banks must also be able to support customer transactions in a number of channels, such as electronic banking and telephone call centers. Accordingly, large banks increasingly find it necessary to centralize data from several disparate host processing systems. Interstate banking presents these institutions with additional and costly administrative and legal complexities relating to compliance with complex and changing regulatory requirements across states.

Smaller community institutions face similar operational difficulties. Lacking the economies of scale of larger banks, smaller institutions find it increasingly necessary to exploit technological solutions that enable them to reduce operating costs, generate additional revenues from existing customers and focus on specific market niches. In addition, compliance with regulatory requirements can be more burdensome to these smaller institutions given their resource limitations.

NEW DELIVERY CHANNELS. Banks of all sizes are increasingly recognizing that the value-added role of branch offices lies not in their traditional capacity as a transaction processor, but as a new sales channel for financial products and services. A recent study by a financial services consulting firm estimates that the average cost of a call center transaction is 61% of a branch transaction, an ATM transaction is 36% of a branch transaction, and a home banking transaction is 30% of a branch transaction. In order to make these new delivery channels attractive and user-friendly, the Company believes that consumers require access to consolidated information and services that are consistent across all delivery channels.

CHANGING REGULATIONS. Financial institutions in the United States remain highly regulated and in recent years have been subjected to heightened scrutiny by regulatory agencies for compliance and other matters. To understand and remain in compliance with the numerous complex and changing interstate banking regulations, a regulated financial institution must invest significant resources in developing a compliance infrastructure.

Because regulatory requirements are often triggered simply by the interaction between a financial institution and its customer, institutions are increasingly subject to compliance issues as they migrate their sales efforts to new forms of delivery channels, such as telephone and online banking. Increasingly, these regulations extend beyond simple disclosure or form content requirements, and financial institutions must also focus on customer data collection and analysis as well as internal business procedures. This collection and analysis must be obtained from, and available to, multiple delivery channels. Data collection and analysis is complicated by the emergence of new channels for interacting with customers and potential customers.

EVOLVING NETWORK TECHNOLOGY. Personal computer network technology is becoming increasingly integrated into all facets of the financial services business. Financial institutions are transitioning from mainframe-based systems to client/server computing for customer service applications, with continued reliance on mainframe technology for back-office functions. The growth of the Internet is expected to have a substantial impact on the banking industry. Not only are institutions themselves connected through local and wide area networks, but their customers are increasingly using the Internet to gain access to these institutions and financial data. The Company believes the rapidly growing network banking environment is demanding compatible software applications and connectivity.

THE CFI SOLUTION
The Company relies on a variety of knowledge-based and technical core competencies. The Company's vertical market focus on the financial services industry has enabled it to develop specialized knowledge and expertise pertaining to business processes and regulations affecting the industry. The Company incorporates this knowledge into its software solutions to automate lending, operations, electronic delivery and connectivity. CFI's products and services are designed to meet the evolving needs of financial institutions by addressing a broad range of these banking, technology and regulatory requirements.

CFI's products provide a number of benefits to financial institutions by addressing regulatory requirements, system connectivity issues and internal business processes faced by institutions in the increasingly competitive financial services industry. Using CFI's solutions, these institutions are able to simplify sales and service processes and improve productivity through reduced operating costs and expanded capacity. The ability to view an entire customer account relationship on-screen enables financial institutions to strengthen relationships with their customers at each point of contact and across multiple delivery channels. CFI's products also enable institutions to comply with both internal business processes and external government regulations.

The Company's products provide support and service solutions to both large and small financial institutions. CFI's products enable larger financial institutions to utilize data among disparate and often incompatible host processor platforms. The Company's suite of products also addresses the preference of larger institutions to work with fewer vendors that provide comprehensive software solutions. Smaller institutions benefit through streamlined operations and enhanced cross-selling abilities, while ensuring cost-effective regulatory compliance.

The Company has also developed substantial technological capabilities necessary to meet the evolving requirements of financial institutions. The Company has established substantial knowledge of host processing systems commonly used in the financial services industry. Through its StarGate connectivity software and other applications, the Company has developed the capability to retrieve, view and update data stored on these systems. To date, the Company has established relationships with numerous service bureaus and turnkey host vendors such as IBM, NCR Corporation ("NCR"), FIserv and The BISYS Group, Inc. The Company intends to establish additional relationships with other leading service bureaus and turnkey host vendors.

THE CFI STRATEGY
The Company's strategic objective is to be the leading provider of customer service software solutions to financial institutions at key points of customer contact. The Company intends to achieve this objective by combining its expertise in regulatory issues, banking, and technology. Primary elements of the Company's strategy include:

OFFERING A BROAD SUITE OF DELIVERY CHANNEL SOLUTIONS. The Company believes it is unique in its ability to offer solutions enabling financial institutions to perform transactions across multiple delivery channels, including branches, call centers, and electronic banking. By providing a broad suite of solutions, the Company believes it can address the need for consistent processes across delivery channels for an institution's products (such as loans and new accounts) and services (such as account inquiries or transfers). The Company's strategy is to establish long-term relationships with its customers and cross-sell multiple products throughout its customer base. The Company believes this ability provides an important market advantage over competitors who are able to address only a limited number of delivery channels or provide a limited number of products and services.

ADDRESSING EXPANDING HOME BANKING MARKET. The Company is currently a leading provider of personal computer banking solutions in the United States, with approximately 150 institutions offering private-dial or Internet banking services using the Company's solutions. The Company offers its home banking solutions on a private label basis, running on a server controlled by the financial institution. This approach permits the financial institution to retain its proprietary customer relationship and brand name identity. The Company's home banking solution also supports the financial institution's customers who use personal finance software such as Microsoft-Registered Trademark- Money. The Company believes it was the first to support a consumer banking transaction through the Internet and to connect a home banking solution to Microsoft Money through Microsoft's Open Financial Connectivity specification. The Company has also sold its home banking product to an Internet service provider, Mesa Internet Systems, which intends to make the product more economically accessible to community banks in Texas. The Company, together with Microsoft, CompUSA, Mesa Internet Systems, Visa Interactive, Southwestern Bell, PRIMEVEST Financial Services and PULSE EFT Association, have announced plans to offer Internet banking, bill payment and brokerage services to several hundred Texas community banks.

EXPANDING CUSTOMER BASE. Over 40% of U.S. commercial banks have licensed at least one of the Company's solutions. The Company believes its brand name and reputation as a provider of high-quality solutions are widely recognized in the financial institution community. The Company intends to expand its customer base through its direct sales force of 37 professionals. CFI seeks to enter into formal and informal arrangements whereby it makes its solutions compatible with the software and hardware solutions offered by leading technology vendors to the financial institutions, enabling those vendors to act as joint marketers of the Company's solutions. The Company has entered into such arrangements with more than 60 technology vendors, including IBM. In particular, the Company will continue its focus on expanding its market share with large banks through its own major account sales force and through formal and informal partnerships such as the Company's relationship with NCR. The Company has launched an initiative in the credit union market through a strategic alliance with the CUNA Mutual Insurance Group, a key marketer and supplier of technology in that market. The Company intends to increase its marketing and sales efforts to further penetrate the mortgage banking and thrift markets.

LEVERAGING CUSTOMER RELATIONSHIPS. The Company builds long-term customer relationships by employing relationship selling techniques and through long-term service and support agreements. These techniques and such service and support relationships keep the Company in frequent contact with the customer, enabling the Company to sell additional products to its customers as they grow, cross-sell additional products and sell product upgrades. Substantially all of the Company's customers enter into long-term service and support agreements.

MAINTAINING LEADING KNOWLEDGE-BASED SOFTWARE TECHNOLOGY. The Company believes its proprietary software and service solutions are competitive strengths. Therefore, the Company intends to continue to invest in product development in order to maintain and strengthen its technology position and to improve its compatibility with other major applications. For example, the Company is moving forward with the migration of its software solutions to the Windows and Windows NT platforms. The Company anticipates that it will have migrated most of its software solutions to the Windows or Windows NT platforms by the end of the first quarter of 1997, with the principal exception of Laser Pro Closing, which is scheduled to be completed later in 1997.

PROVIDING CONNECTIVITY SOLUTIONS. Financial institutions increasingly seek to integrate technology systems through networks and other connectivity solutions, so that operations at multiple locations and through multiple distribution channels can access common customer account and transaction data and processes. CFI entered the connectivity solutions market through its April 1995 acquisition of Texas Southwest Technology Group and is increasingly offering integrated connectivity solutions to its customer base.

GROWING THROUGH STRATEGIC ACQUISITIONS. The Company has acquired ten businesses or companies since June 1994. These transactions have enabled the Company to expand its product suite and customer base, leverage product cross-selling opportunities and add engineering expertise. The Company intends to continue to selectively pursue acquisitions of businesses, products or technologies that enhance its competitive position.

PRODUCTS
LENDING PRODUCTS. CFI's lending products automate processes at nearly every step in the lending process for consumer, commercial, indirect, and real estate lending lines of business. General business functions automated by CFI lending solutions include loan application and analysis, loan closing, portfolio analysis, and risk management, as well as connectivity for interfaces to credit scoring and reporting systems and remote printing of loan documents. In the fourth quarter of 1996, CFI released a Windows version of its Laser Pro Application product, and it is scheduled to release a Windows version of Laser Pro Closing in 1997. The Company is engineering its lending products to operate with common user interfaces and databases. CFI is also developing and expects to offer a shrink-wrapped version of its mortgage origination software, which currently is available only on a customized basis.

OPERATIONS PRODUCTS. CFI's operations products automate the customer service, sales, and account opening functions for the branch office platform, teller station, and telephone call center. These products provide a common view of the entire customer relationship, enabling service personnel to leverage selling opportunities. In 1997, CFI plans to introduce a re-engineered call center product that will integrate more effectively with its branch sales and service products. The Company has released Deposit Pro for Windows, its account opening product.

ELECTRONIC DELIVERY PRODUCTS. CFI's electronic delivery products provide personal computer private-dial and Internet access to account inquiry and transaction capabilities, as well as ACH transaction management and remittance processing. The Company's home banking products provide over a dozen functions, including account balance, account history, bill payment, and online loan applications. In the first half of calendar 1997, CFI plans to complete its latest version of Personal Branch home banking software, its client/server-based system that allows financial institutions to provide personal computer-based home banking services via private-dial or the Internet. The latest version of this software will be designed to improve performance and provide additional functionality and connectivity capabilities.

CONNECTIVITY PRODUCTS. Connectivity products and services enable institutions to transfer or exchange data between CFI software and host systems and across incompatible host systems. The Company's software connects back-office systems to front-end delivery systems, such as the home personal computer, branch office platform or telephone call center.

REVENUE BY PRODUCT GROUP


Years Ended December 31,                   1996                    1995                   1994
-----------------------------      ----------------------  ----------------------  ----------------------
(Dollars in thousands)               Amount      Percent     Amount      Percent    Amount       Percent
                                   ---------    ---------  ----------   ---------  ---------    ---------
Lending Products                   $  31,034        51.8%  $  23,893        65.0%  $  22,122        67.8%
Operations Products                   19,761        33.0       7,564        20.6       7,051        21.6
Electronic Delivery Products           4,653         7.8       2,099         5.7         383         1.2
Connectivity Products                    823         1.3         423         1.1           0         0.0
Other (1)                              3,676         6.1       2,797         7.6       3,060         9.4
                                    ---------    ---------  ----------   ---------  ---------    ---------
 Total Revenue                     $  59,947       100.0   $  36,776       100.0%  $  32,616       100.0%
                                    ---------    ---------  ----------   ---------  ---------    ---------
                                    ---------    ---------  ----------   ---------  ---------    ---------

(1) Other products include bill payment systems processing fees, sales of preprinted forms and supplies and certain consulting revenues.

PRODUCTS BY PRODUCT GROUP

LENDING PRODUCTS

                   DATE
                INTRODUCED/
  PRODUCT         ACQUIRED                     DESCRIPTION                                   BENEFITS TO CUSTOMER
  -------       -----------                    ------------                                  --------------------
Laser Pro       Released          Integrated, modular loan processing system for         Standardizes lending policies
                1986              consumer, commercial, SBA, real estate home            and products, streamlines
                                  equity and agricultural loans                          processing, incorporates a
                                                                                         national database of regulations
Application     Acquired          Processes applications for indirect consumer           Speeds the loan application and
 Manager        1996              lending                                                approval process for indirect
                                                                                         lenders
LOANscape       Acquired          Provides mortgage origination, processing and          Improves consistency of loan
                1996              servicing capabilities                                 processes, speeds origination,
                                                                                         increases capacity
TriScore        Acquired          Commercial loan scoring and underwriting               Reduces underwriting risks
                1996              system
fisCAL          Acquired          Analyzes commercial loan applicants and                Standardizes and streamlines
                1996              evaluates underwriting criteria and performance        underwriting policies and
                                  over time                                              practices
fisCAL Plus     Released          Combines spreadsheet analysis, credit scoring,         Increases the quality of credit
                1996              and portfolio management technologies to               decisions, improves the
                                  provide comprehensive commercial loan                  consistency of lending
                                  underwriting capabilities for small-to-medium          practices, enhances portfolio
                                  sized lenders                                          management, and reduces
                                                                                         underwriting risk
LoansPlus       Acquired          Portfolio and credit risk analysis system that         Balances acceptable credit risk
                1996              uses neural network technology and case-based          and lending opportunities to
                                  reasoning                                              recommend credit decisions
                                                                                         and manage portfolios
Pro Active      Released          Collects, analyzes, reports and maps HDMA              Simplifies the process of
                1994              loan application information, non-real estate          meeting fair lending and
                                  loan data, and community demographic data              community reinvestment
                                                                                         requirements

OPERATIONS PRODUCTS

                   DATE
                INTRODUCED/
PRODUCT          ACQUIRED                     DESCRIPTION                                  BENEFITS TO CUSTOMER
-------         ----------                    -----------                                  --------------------
Encore!         Acquired          Automates the teller station by providing              Improves productivity and
Teller          1995              comprehensive transaction automation, electronic       facilitates sales referrals
                                  journaling, store-and-forward capabilities,
                                  simplified balancing, and access to the customer
                                  database

Encore!         Acquired          Provides sales and service capabilities, including     Opens accounts,enables
Platform        1995              account opening screens, customer/product              cross-selling and fulfillment
Sales &                           matching, customer contact histories, letter and       of customer information
Service                           fulfillment generation, and institution and product    requests
                                  information

Encore!         Acquired          Integrates in a common and consistent format           Enables cross-selling and
Call Center     1994              customer, product and internal procedure               improves service
Sales &                           information
Service

Deposit Pro     Acquired          Automates and ensures regulatory compliance in         Speeds account opening,
                1990              the account opening and cross-selling processes        ensures compliance with
                                  for checking, savings, certificates of deposit, and    regulations, improves the
                                  IRA accounts. A Windows-based version of this          consistency of new account
                                  production, Deposit Pro for Windows, was               policies and practices
                                  introduced in 1996

Encore!         Released          Windows-based system that graphically links            Allows customized
Desktop         1996              each user to CFI software and other business           arrangements of modules
                                  applications                                           and access

ProForms        Released          Generates laser printed forms used daily               Eliminates the need for
 Laser          1994              by financial institutions                              costly inventories of
                                                                                         preprinted forms, speeds
                                                                                         form processing

ELECTRONIC DELIVERY PRODUCTS

                   DATE
                INTRODUCED/
PRODUCT          ACQUIRED                    DESCRIPTION                                   BENEFITS TO CUSTOMER
-------          --------                    -----------                                   ---------------------
Personal        Released          Server-based system that allows institutions to        Provides low-cost service
Branch          1993              provide personal computer-based home banking           delivery channel, strengthens
                                  services via private-dial or Internet channels         customer relationships,
                                                                                         extends institution branding,
                                                                                         increases customer
                                                                                         convenience

RPxpress!       Acquired          Remittance processing system for financial             Streamlines processing,
                1995              institutions to provide retail lockbox services        improves the quality of
                                                                                         encoding, reduces errors

ACH             Acquired          Originates and receives ACH electronic                 Cost-effective processes ACH
Manager         1995              payments and collections                               business, monitors business
                                                                                         for risk

ACH Remote      Acquired          System licensed by financial institutions to its       Generates new fee income
                1995              corporate customers for transmitting data files        and simplifies automated
                                  from the customer personal computer to the             procedures
                                  financial institution's ACH system

Vendor          Acquired 1996     Bill payment processing for the Company's              Required component of home
Payment                           Personal Branch customers                              banking services; generates
Systems                                                                                  new fee income

CONNECTIVITY PRODUCTS

                  DATE
                INTRODUCED/
PRODUCT          ACQUIRED                     DESCRIPTION                                  BENEFITS TO CUSTOMER
--------         --------                     -----------                                  --------------------
StarGate        Acquired          Connectivity software system which transfers or        Allows institutions to integrate
                1995              exchanges data between CFI products and other          data from multiple host
                                  host or client/server systems                          systems and present that data
                                                                                         through networks to multiple
                                                                                         front-end systems

StarGate F/X    Acquired          Connectivity software which enables institutions       Reduces costs, increases
                1995              to print Laser Pro documents remotely through          transaction speed and
                                  the institution's mainframe network                    productivity; enables
                                                                                         institutions to centralize loan
                                                                                         document preparation


PRODUCT DEVELOPMENT AND NEW PRODUCTS
The Company's products enable institutions to increase sales capabilities, improve productivity, and remain in compliance with internal policies and government regulations. CFI ensures that its products meet customer requirements by conducting primary research and holding product user and focus group meetings. The Company also incorporates knowledge learned during the sales and installation process into development of new and enhanced products. CFI continues to invest significantly in its product development efforts. The Company intends to increase the ability of its products to operate in networked environments throughout the entire banking enterprise. Its integration strategy addresses the movement in the industry toward common user interfaces and databases driving consistent information to all points of customer contact. In addition to offering products that operate in the growing network-centric banking environment, CFI will continue developing the Internet capabilities of its product suite where appropriate.

The Company believes that market acceptance of its products is based in significant part on the ability of the products to share information with a financial institution's host processor system or with the vendor providing processing services to such institution. The Company has developed significant expertise with most available host processor systems and the methods necessary to transfer data to and from such systems. Although the Company generally is able to develop interfaces that allow its products to operate effectively with its customers' host systems, integration is optimized where the Company and the host processor provider cooperatively share information regarding the respective products' technologies, development schedules and enhancements. There can be no assurance that the Company will be able to establish and maintain adequate relationships with important host processor providers in the future.

The Company is in the process of migrating its Laser Pro lending products to Windows and Windows NT operating environments. In the fourth quarter of 1996, CFI released a Windows version of its Laser Pro Application product, and it is scheduled to release a Windows version of Laser Pro Closing in 1997. Many of its other lending products and most of its operations, electronic delivery and connectivity products already run on the Windows platform. The Company supports both DOS and Windows-based versions of several products, enabling its customers to upgrade easily and at a reasonable pace.

SERVICE AND SUPPORT
The Company licenses substantially all its products with mandatory annual maintenance agreements under which CFI provides periodic product updates reflecting evolving regulations, product enhancements and toll-free telephone support. Annual support fees consist of per-item or per-user charges or are calculated based on a percentage of the current product list price. Furthermore, CFI provides training to its customers. Software service and support fees have grown significantly over the last three years. For the year ended December 31, 1996, such fees represented 37% of the Company's total revenue. The Company accounts for this revenue as service and support fees.

The Company installs, implements and customizes its software solutions at certain customer sites, particularly at larger institutions. As the Company's sales to larger institutions increase, the Company anticipates demand for these services to increase. Revenue from these services is accounted for as software license fees.

CUSTOMERS
CFI has licensed its software to over 4,700 commercial banks, thrifts and credit unions in the United States. In addition, the Company's acquisitions have opened limited opportunities in non-financial service industries and have added a small number of international institutions to CFI's customer base. CFI's target customer base includes commercial banks, thrifts and credit unions. No customer accounted for 10% or more of the Company's total revenues in 1994, 1995 or 1996.

The Company's largest accounts include the following: First Union National Bank, Star Banc Corporation, Banc One Services Corporation, The BISYS Group Inc., Chase Manhattan Bank, First Citizens Bank & Trust Co., Barnett Banks, Inc., Banco Santander Puerto Rico, Union Planters Corporation and Regions Financial Corp.

SALES AND MARKETING
CFI sells its products through two experienced, national direct field sales teams; one team is devoted exclusively to large financial institutions, and the other team focuses on all other accounts. Both teams are supported by a marketing group, product specialists and a telemarketing team. Telemarketing personnel contact institutions for lead generation and qualification, and sales support personnel are responsible for direct sales campaigns, trade media support and advertisements. As of December 31, 1996, the Company's field sales force consisted of 37 persons. Sales of the Company's products, particularly to large institutions, generally require a lengthy sales and implementation process.

The Company has a number of third-party reseller and co-marketing alliances, including agreements with some of the largest host processors and hardware vendors. For example, the Company has relationships with IBM and NCR whereby such companies' sales teams resell a large portion of the Company's product line. These third-party reseller and co-marketing alliances provide access to institutions with which the Company would otherwise have no relationship.

The Company, together with Microsoft, CompUSA, Mesa Internet Systems, Visa Interactive, Southwestern Bell, PRIMEVEST Financial Services and PULSE EFT Association have announced plans to offer Internet banking, bill payment and brokerage services to several hundred Texas community banks.

LEGAL NETWORK
The Company maintains a network of independent legal counsel in all 50 states and the District of Columbia. This network, as well as the Company's internal legal staff, keeps the Company informed of changes in state and federal laws, changes in state and local documentation requirements, pending legislation and court actions affecting financial institution practices, as well as other information required to maintain regulatory compliance. The Company's management believes that the quality of this information, the Company's ability to effectively manage the continuous information flow provided by the network participants, and the capability of the Company to integrate this information into its software products provide the Company with a significant competitive advantage.

The Company utilizes legal counsel in all jurisdictions, other than Louisiana, under agreements that are terminable at will by either party and that provide for compensation based on an hourly rate. The Company has entered into a long-term legal services agreement with a Louisiana law firm pursuant to which it pays legal fees based upon sales of the Company's products in Louisiana.

ACQUISITIONS
To remain competitive and to meet the changing needs of its customers, CFI pursues acquisitions of products, technologies and businesses as one part of its growth strategy. The Company continuously evaluates acquisition candidates that provide opportunities to expand its customer base, cross-sell products, and broaden its product offerings with proven solutions in a timely and cost-effective manner. Since 1994, the Company has made ten acquisitions and believes that to date it has achieved its objectives of growth and broadening its product offerings through this acquisition program and intends to continue such activity in the future. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies. Acquisitions of businesses or companies require the dedication of management resources in order to achieve the strategic objectives of the acquisitions.

COMPETITION
The market for the Company's products is intensely competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets. With respect to the Company's lending products, the principal competitors include Bankers Systems, Inc., FormAtion Technologies Inc., Interlinq Software Corporation, Fair, Isaac & Company, Inc., Affinity Technology Group, Inc., Great Lakes Forms, Inc., APPRO Systems, Inc. and JetForm Corp. With respect to the Company's operations products, the principal competitors include Olivetti North America, Broadway & Seymour, Inc., Early, Cloud & Company and Footprint Software, Inc. (both subsidiaries of IBM), Electronic Data Systems Corporation, Argo & Company, FIserv, Edify Corporation, and Software Dynamics, Inc. With respect to the Company's electronic delivery products, the principal competitors include CheckFree Incorporated, Visa Interactive, Edify Corporation, Online Resources & Communications Corporation, GOLDPAC Products, and Politzer & Haney. In addition, a number of prospective and existing customers of the Company have the internal capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. These alternatives may include internally developed software and hardware solutions, or methods of process management that do not involve software solutions. Some of the Company's competitors have significantly greater financial, technical, sales and marketing resources than the Company. The Company believes that the primary competitive factors in this market include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In addition, a number of current or potential competitors have established or may establish cooperative relationships among themselves and with third parties that may present additional competition with products offered by the Company. The Company's competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, utilize more extensive distribution channels, and bundle competing products.

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

INTELLECTUAL PROPERTY
The Company's success and ability to compete are dependent in part upon its proprietary technology, including its software. The Company relies primarily on a combination of copyright, trade secret, and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as know-how concerning the financial services industry and the kinds of software products that the Company licenses as well as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product service are essential to establishing and maintaining a technology leadership position. The Company may from time to time seek patent protection for innovations related to certain of its software products, but has not generally sought patent protections for its software. There has been an increase in the number of patents related to software that have been issued or applied for in the United States and, accordingly, the risk of patent infringement for software companies can be expected to increase. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company has, with a small number of customers, provided limited access and restricted rights to the source code of certain products. Despite the Company's efforts to protect its proprietary rights, other parties may attempt to reverse engineer, copy or otherwise engage in unauthorized use of the Company's proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

Certain technology or proprietary information incorporated in the Company's products is licensed from third parties, generally on a non-exclusive basis.
The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. In addition, the integration of the Company's products with financial institutions' host systems is optimized if the Company has access to the host system technology. The parties controlling the host processor technologies may also be current or future competitors of the Company and as such may restrict access to such technologies. In some instances, the Company has not been able to obtain sufficient access to host system technology necessary for developing optimal system interfaces. While it may be necessary or desirable in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

In the future, the Company may receive notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competition in the Company's industry grows and the functionality and scope of products overlap. Furthermore, there can be no assurance that employees or third parties have not improperly disclosed confidential or proprietary information to the Company. Any such claims, with or without merit, could be time consuming and expensive to defend, divert management's attention and resources, cause product shipment delays or require the Company to pay money damages or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all.
In the event of a successful claim of product infringement against the Company and failure of the Company or its licensors to license the infringing or similar technology on reasonable terms, the Company's business, operating results and financial condition could be adversely affected. In addition, the Company may initiate claims against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, and have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES
As of December 31, 1996, the Company had 489 full-time employees. Of this number, 172 were engaged in product groups (primarily product development), 106 in customer service and support, 78 in sales and marketing, 81 in implementation and training, and 52 in general and administrative functions.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Portland, Oregon in a leased facility consisting of approximately 72,000 square feet of office space occupied under leases that expire in 2001. Annual lease payments for the Company's current corporate headquarters are approximately $1.1 million, with provisions for inflationary increases. The Company also leases office space in Dayton, Ohio (15,151 square feet), in Huntington, New York (5,740 square feet), in Denver, Colorado (3,357 square feet), in Houston, Texas (3,260 square feet), in Louisville, Kentucky (1,388 square feet), in Atlanta, Georgia (52,678 square feet), in New Jersey (2,686 square feet) and in Charleston, South Carolina (6,000 square feet). These leases expire in 2006, 1999, 1999, 1997, 1996, 2000,
1999, and 1999, respectively. Annual lease payments for these facilities, in aggregate, are approximately $1.3 million. The Company does not intend to renew its lease of the Louisville, Kentucky office space as operations currently conducted at that location are expected to be moved to the Company's corporate headquarters. The Company believes the office space currently under lease is adequate to meet its needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their respective businesses. In the opinion of the Company, the resolution of any such matters that are currently outstanding will not have a material effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol PROI. The high and low selling prices for the two years in the period ended December 31, 1996 were as follows:

         1996                          High                Low
         ------------------------   --------            --------
         Quarter 4                  $  20.00            $  13.50
         Quarter 3                     25.63               15.25
         Quarter 2                     28.25               15.13
         Quarter 1                     15.75                9.25

         1995                          High                Low
         ------------------------   --------            --------
         Quarter 4                  $  16.25            $  11.25
         Quarter 3                     17.50               12.63
         Quarter 2                     14.75                9.25
         Quarter 1                     17.75               11.75

The number of shareholders of record on February 28, 1997 was 229.

There were no cash dividends declared or paid on the Company's Common Stock in 1996 or 1995. The Company does not anticipate declaring cash dividends in the foreseeable future. During 1996, the Company issued 34,026 unregistered shares of its Common Stock in conjunction with the acquisition of Halcyon, Inc.

ITEM 6.  SELECTED FINANCIAL DATA


IN THOUSANDS:
EXCEPT PER SHARE AMOUNTS
(reclassified (1))                    1996(2)     1995(3)     1994        1993        1992
---------------------------------  ---------   ---------   ---------   ---------    --------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA
Revenue:
  Software license fees            $  33,935   $  18,918    $ 16,781   $  14,686    $  8,307
  Service and support fees            22,336      15,060      12,775       9,748       6,626
  Other revenue                        3,676       2,798       3,060       2,720       2,045
                                   ---------   ---------   ---------   ---------    --------
     Total revenue                    59,947      36,776      32,616      27,154      16,978
Cost of revenue                       20,844      11,672       9,646       8,047       4,493
                                   ---------   ---------   ---------   ---------    --------
Gross profit                          39,103      25,104      22,970      19,107      12,485
Operating expenses                    29,810      20,552      17,859      15,670      10,389
Acquired in-process research and
  development and restructuring        8,030       4,549          --          --          --
                                   ---------   ---------   ---------   ---------    --------
Income from operations                 1,263           3       5,111       3,437       2,096
Net income                               114         323       3,514       2,264       1,744
Preferred Stock dividend                  97          97          97         733         908
                                   ---------   ---------   ---------   ---------    --------
Net income applicable to common
  shareholders                     $      17   $     226    $  3,417   $   1,531    $    836
                                   ---------   ---------   ---------   ---------    --------
                                   ---------   ---------   ---------   ---------    --------
Net income per share               $      --   $    0.05    $   0.71   $    0.41    $   0.25
                                   ---------   ---------   ---------   ---------    --------
                                   ---------   ---------   ---------   ---------    --------
Shares used in per share
  calculations                         5,112       4,877       4,806       3,775       3,321

CONSOLIDATED BALANCE SHEET DATA
Cash and short-term investments    $      --    $  7,670    $  7,958   $  10,509    $  1,844
Working capital                        2,722       8,759      10,336      10,583       1,343
Property and equipment, net            4,805       2,968       2,579       1,516         924
Total assets                          46,845      36,587      27,487      23,165      10,041
Short-term debt                        2,896       3,951          --         120         301
Long-term debt, less current
  portion                              2,810         423          --          17         103
Mandatory Redeemable Class A
  Preferred Stock                        754         761         764         757         742
Class C Preferred Stock                   --          --          --          --       5,324
Shareholders' equity (deficit)        20,238      18,169      16,591      13,071      (1,998)


(1) Certain amounts for all periods prior to 1996 have been reclassified to conform to the current presentation.

(2) Results for the year ended December 31, 1996 include a pretax charge of $8.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to five companies acquired in April 1996. Excluding the impact of the acquired in-process research and development charges, net income and net income per share would have been $5.2 million and $1.02, respectively. The results of operations for the year ended December 31, 1996 include the results of these companies' operations since the date of acquisition in April 1996. See Note 2 of Notes to Consolidated Financial Statements.
(3) Results for the year ended December 31, 1995 include a pretax charge of $4.5 million. The charge consists of $3.7 million for the value of Culverin Corporation's ("Culverin") in-process research and development efforts at the date of acquisition and $0.8 million for restructuring. Excluding the impact of the acquired in-process research and development and restructuring charges, net income and net income per share would have been $3.1 million and $0.64, respectively. The year ended December 31, 1995 statement of income includes the results of Culverin's operations since the date of acquisition in November 1995. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Over 4,700 financial institutions have licensed one or more of the Company's products. In addition, approximately 150 institutions are offering private-dial personal computer-based home banking services to their customers using CFI's Personal Branch products.

During 1993, substantially all of the Company's revenue was derived from the Company's Laser Pro lending products and Deposit Pro operations products. Today, the Company licenses more than 20 products organized into four product groups: lending, operations, electronic delivery, and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro product lines. For the year ended December 31, 1996 revenue from these product lines decreased to 51% of the Company's total revenue.

CFI generates recurring revenue from software maintenance agreements. For the year ended December 31, 1996, service and support fees revenue, primarily for Laser Pro and Deposit Pro, accounted for approximately 37% of consolidated revenue. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing banking regulations.

The Company's cost structure is relatively fixed and cost of revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. In addition, any failure to achieve revenue targets in a particular period would adversely affect profits for that period.

Sales to larger banks are expected to constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. Accordingly, the predictability of revenue for any particular period may be diminished to the extent the Company increases sales to larger banks.

The Company's backlog as of December 31, 1996 was approximately $10.0 million, as compared to approximately $6.1 million and $2.0 million at the end of 1995 and 1994, respectively. CFI's backlog consists of orders taken but not yet booked as revenue and is not indicative of future operating results. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The timing of the Company's orders and revenue has become less predictable during 1995 and 1996 as CFI has increased its focus on generating business from large accounts and multiple product sales. In light of its increased emphasis on large accounts and multiple product sales, the Company has taken steps to increase and maintain its backlog. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES
The Company continues to pursue opportunities to expand its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed ten acquisitions since June 1994. See Note 2 of Notes to Consolidated Financial Statements.

                                         DATE
COMPANY                                 ACQUIRED           PRINCIPAL PRODUCTS/MARKETS ACQUIRED
-------                                 --------           ------------------------------------
Assets of the Products Division of     June 1994           Access to certain midwestern states
Professional Bank Systems, Inc.                            for the Company's compliance products

The Genesys Solutions Group, Inc.      September           Call center software
                                       1994

Texas Southwest Technology Group       April 1995          StarGate connectivity products and ACH products

Culverin Corporation                   November            Encore! Platform and teller branch
                                       1995                automation products and Rpxpress!
                                                           remittance processing product

OnLine Financial Communications        April 1996          Over 1,000 branch automation
Systems, Inc.                                              customers employing DOS-based
                                                           technology

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

Assets of Input Creations, Inc.        April 1996          LOANscape mortgage lending product

Assets of Halcyon Group, Inc.          April 1996          fisCAL loan decision support product and TriScore

Assets of Pathways Software, Inc.      April 1996          LoansPlus neural net loan decision
                                                           support and portfolio management product

Vendor Payment Systems, Inc.           April 1996          Bill payment services company


There can be no assurance that any of these or future acquisitions will have a favorable impact on the performance of the Company. The Company believes that it has achieved its objectives of growth and broadening its product offerings through this acquisition program and intends to continue to pursue acquisitions in the future; however, the Company's ability to pursue acquisitions in the future may depend, to a large extent, on the availability of additional financing. See "Liquidity and Capital Resources" and "Risk Factors." The Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

The aggregate purchase price for these ten acquisitions was $20.2 million and 380,967 shares of Common Stock, plus contingent royalties. In connection with such acquisitions, the Company incurred non-cash charges primarily relating to the write-off of acquired in-process research and development efforts totaling $8.0 million in April 1996 and $4.5 million in November 1995. The terms of certain of the acquisitions provide that, based on various factors including the passage of time, certain product revenue or product development, the Company will be required to pay contingent royalties, some of which obligations the Company may satisfy through the issuance of shares of its Common Stock. See "Cost of Revenue." Because amortization of certain intangible assets arising from the Company's acquisition activity is not deductible for federal income tax purposes, certain amortization expense incurred by the Company has the effect of increasing the Company's effective tax rate for financial reporting purposes.

The Company may also evaluate from time to time establishing new business operations or making minority investments in new business ventures, including joint ventures.

RESULTS OF OPERATIONS
The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1996       1995      1994
                                                  ------     ------     ------
Revenue
  Software license fees                             56.6%      51.4%      51.5%
  Service and support                               37.3       41.0       39.2
  Other                                              6.1        7.6        9.3
                                                  ------     ------     ------
     Total revenue                                 100.0      100.0      100.0
Gross profit                                        65.2       68.3       70.4
Operating expenses
  Sales and marketing                               21.2       26.0       25.1
  Product development                               17.7       17.3       15.8
  General and administrative                         9.1       11.7       13.3
  Amortization of intangibles                        1.7        0.9        0.6
  Acquired in-process research and
    development and restructuring                   13.4       12.4         --
                                                  ------     ------     ------
     Total operating expenses                       63.1       68.3       54.8
                                                  ------     ------     ------
Income from operations                               2.1(1)      -- (1)   15.6
                                                  ------     ------     ------
Non-operating income                                  --        1.4        1.2
Income before income taxes                           2.1        1.4       16.8
Provision for income taxes                           1.9        0.5        6.0
Preferred stock dividend                             0.2        0.3        0.3
                                                  ------     ------     ------
Net income applicable to common shareholders          --%(1)    0.6%(1)   10.5%
                                                  ------     ------     ------
                                                  ------     ------     ------

(1) Excluding the impact of the acquired in-process research and development and restructuring charges, income from operations as a percentage of revenue in 1996 and 1995 would have been 15.5% and 12.4%, respectively, and net income applicable to common shareholders in 1996 and 1995 would have been 8.5% and 8.2%, respectively.

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                                                FISCAL YEAR    FISCAL YEAR
                                                  1996 OVER      1995 OVER
                                                FISCAL YEAR    FISCAL YEAR
                                                    1995           1994
                                                -----------    -----------
 Revenue
   Software license fees                                79 %          13 %
   Service and support                                  48            18
   Other                                                31            (9)
 Total revenue                                          63            13
 Gross profit                                           56             9
 Operating expenses
   Sales and marketing                                  33            17
   Product development                                  67            23
   General and administrative                           26            (1)
 Total operating expenses                           (2) 51       (2)  40
 Income from operations                         (1) (2) NM       (2) (99)
 Non-operating income                                  (96)           29
 Income before income taxes                            162           (91)
 Provision for income taxes                            599           (92)
 Net income applicable to common shareholders      (2) (92)%     (2) (93)%

(1) Not meaningful.
(2) Excluding the impact of the acquired in-process research and development and restructuring charges, income from operations would have increased 104% in 1996 over 1995 and decreased 11% in 1995 over 1994, and net income applicable to common shareholders would have increased 70% in 1996 over 1995 and decreased 12% in 1995 over 1994.

REVENUE
Total revenue increased 63% to $59.9 million for the year ended December 31, 1996 compared to $36.8 million for the comparable period in 1995. Revenue attributable to the companies acquired in April 1996 accounted for $12.5 million of the $23.1 million increase, and the Culverin products acquired in November 1995 accounted for an additional $5.8 million. Total revenue increased 13% to $36.8 million and 20% to $32.6 million for the years ended December 31, 1995 and 1994, respectively. Revenue attributable to Culverin products accounted for $1.1 million of the increase in 1995.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization, and fees related to implementing software and systems at customer sites.

Software license fees increased $15.0 million, or 79%, to $33.9 million for the year ended December 31, 1996 from $18.9 million for the comparable period in 1995. Of the increase, $7.0 million was contributed by the companies acquired in April 1996, $5.1 million was attributable to the Culverin products acquired in November 1995 and $1.8 million was from internal growth, principally from Deposit Pro and Personal Branch. Of the $7.0 million increased revenue attributable to the April 1996 acquisitions, sales of the COIN Banking Systems, Inc. ("COIN") indirect lending and OnLine Financial Communications Systems, Inc. ("OnLine") branch automation products acquired from MicroBilt Corporation accounted for $5.1 million. The Company expects sales of the OnLine and COIN products to decrease in future quarters because the Company is not actively selling the OnLine DOS-based branch automation products and is only in the initial phases of converting the DOS-based COIN indirect lending product to the Windows platform.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                            1996         1995        1994
                                            -----        -----       -----
Lending Products                              48 %         66 %        72 %
Operations Products                           37           22          26
Electronic Delivery Products                  12           10           2
Connectivity Products                          3            2          --
                                            -----        -----       -----
Total                                        100 %        100 %       100 %
                                            -----        -----       -----
                                            -----        -----       -----

Lending products license revenue grew $4.1 million, or 34%, for the year ended December 31, 1996 over the comparable period in 1995. Substantially all of the increase came from sales of Application Manager, fisCAL, and LOANscape, all products from April 1996 acquisitions. As a percentage of total license revenue, lending products declined from 66% in 1995 to 48% in 1996, reflecting the Company's successful efforts to broaden its product offerings.

Operations products increased $8.4 million, or 197%, for the year ended December 31, 1996, over the comparable period in 1995. As a percentage of total license revenue, operations products revenue increased from 22% in 1995 to 37% in 1996. Sales of the Encore! products acquired in November 1995 and OnLine branch automation products acquired in April 1996, accounted for nearly $7.4 million of the increase. Increased Deposit Pro sales, attributable to the release of the Windows version of that product, accounted for most of the remainder of the increase.

License fees from the sale of electronic delivery products increased $2.1 million, or 103%, for the year ended December 31, 1996 compared to the same period a year ago. The Personal Branch home banking products license revenue, which grew 71% in 1996 over 1995, accounted for $1.2 million of the increase for the year, and the remainder of the increase is attributable to sales of the Culverin remittance processing products. As a percentage of license revenue, electronic delivery products revenue grew from 10% in 1995 to 12% in 1996. Personal Branch has been licensed to approximately 150 financial institutions.

The StarGate connectivity products grew 110% to $0.8 million in the year ended 1996, compared to the same period a year ago. Volumes for these products are tied closely to the Company's sales of its various products to larger institutions and through third party host software providers. To the extent sales to larger institutions increase, license revenue for StarGate connectivity products would be expected to increase.

Software license revenue increased $2.1 million, or 13%, in 1995 over 1994. Higher sales of Personal Branch, along with revenue from the newly acquired Culverin products, were the primary causes of the increase. Sales of Laser Pro and Deposit Pro, the Company's core historical product lines, were essentially flat for 1995 compared to 1994. Consequently, with increased sales of Personal Branch and the Culverin products, revenue for Laser Pro and Deposit Pro declined as a percentage of total software fees from 85% in 1994 to 76% in 1995.

During 1995, pricing for Personal Branch was restructured to make the product more appealing to the market. The initial sale price is now generally fixed (where previously it varied with the size of the institution), but annual support fees are now based on the number of end-users utilizing the customer's system. Management believes this pricing structure addresses the concerns of many prospective customers about making significant investments in the electronic banking arena, thereby improving the marketability of Personal Branch. No significant price changes for other product lines occurred during the periods presented.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $7.3 million, or 48%, for the year ended December 31, 1996 over the comparable period in 1995. Service and support fees for products acquired in April 1996 accounted for $4.8 million of this increase. Service and support fees grew 18%, or $2.3 million, in 1995 over 1994. The increases resulted primarily from increases in the installed base of the Company's products, in part driven by the 1993 Truth in Savings legislation and in part by the Company's acquisition of new products. Aside from changes to Personal Branch pricing in 1995, no other significant changes in service and support pricing have occurred during the periods presented.

OTHER REVENUE. Other revenue includes Vendor Payment Systems' processing fees, sales of preprinted forms and supplies, and certain consulting revenue. This revenue increased $0.9 million, or 31%, for the year ended December 31, 1996, over the comparable period in 1995. Other revenue declined to 6% of total revenue in 1996, compared to 8% for the comparable period in 1995. The acquisition of Vendor Payment Systems in April 1996 was the primary cause for the increase in absolute dollars in this revenue category during 1996. The Company does not expect other revenue to grow significantly in the future.

COST OF REVENUE
Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $9.2 million, or 79%, to $20.8 million for the year ended December 31, 1996 over the comparable period in 1995. Of this increase, $1.9 million resulted from the November 1995 acquisition of Culverin and $5.6 million resulted from the companies acquired in April 1996. The remainder of the increase is attributable to higher implementation costs associated with the growing number of large financial institution projects, additional personnel required to support the increased installed base of customers, and increased software amortization. As the breadth of the Company's product line has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue. Software amortization was $1.9 million for the year ended December 31, 1996 as compared to $1.4 million and $0.6 million for 1995 and 1994, respectively.

Cost of revenue increased by 21% in 1995 over 1994, and was 32% of total revenue in 1995 compared to 30% in 1994. The increase in 1995 over 1994 was largely a result of increased amortization of internally developed and purchased software, along with increased implementation cost necessary to support the Company's entry into the market of larger financial institutions. In addition, increased staffing in the Customer Service department, which occurred mostly in the middle of 1994 to meet the greater support and training needs of a larger customer base, contributed to the increase.

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

The Company's gross margin in 1996 declined to 65% from 68% in 1995. This decline was primarily attributable to three factors: increased software amortization, a shift in product mix and increased royalty expenses for products acquired through acquisitions.

During 1996, several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. In 1996 the Company amortized $1.2 million and $0.7 million of internally developed and purchased software development costs, respectively. This represented an increase from the prior period of $0.4 million of amortized internally developed software costs, and $0.1 million in amortized purchased software costs. The Company anticipates that the amount of software amortization in 1997 could materially exceed the amount amortized in 1996.

The Company capitalized $5.2 million in software development costs in 1996. Capitalized software development costs net of accumulated amortization were $8.3 million as of December 31, 1996, up from $4.3 million as of December 31, 1995. The Company anticipates that the amount of software development costs it will capitalize in 1997 will be less than in 1996.

Finally, the Company's product mix was comprised of an increased portion of products with higher implementation costs and of acquired products with associated royalty expenses. The Company expects this shift in product mix to continue in future periods, which may continue to adversely affect the Company's gross margin.

OPERATING EXPENSES
SALES AND MARKETING. Sales and marketing expenses increased to $12.7 million, or 21% of revenue, for the year ended December 31, 1996, compared to $9.6 million, or 26% of revenue in 1995. A total of $1.4 million of the increase for the year ended December 31, 1996, was attributable to the companies acquired in April 1996, and an additional $0.4 million of the increase was attributable to the November 1995 acquisition of Culverin. None of these acquired organizations had significant sales and marketing operations prior to such acquisition. The remainder of the increase resulted from increased commissions on higher sales, continued growth in the major accounts sales force and an increase of more than twofold in the size of the Personal Branch sales force. The decrease in expenses as a percentage of revenue is primarily a result of revenue from acquired companies and new products sold through the Company's existing national direct sales and telemarketing operations.

Sales and marketing expenses increased $1.4 million in 1995 compared to $0.4 million in 1994, and were 26% of total revenue in 1995 compared to 25% in 1994. The increase in expenses resulted largely from higher commissions and bonuses associated with increased revenue, along with additional costs associated with the development of a major accounts group targeted exclusively at larger financial institutions. The increase in expenses as a percentage of revenue was primarily a consequence of lower than expected new product sales and sales to larger banks, particularly in the first quarter of 1995.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses increased to $10.6 million, or 18% of revenue, for the year ended December 31, 1996 compared to $6.4 million, or 17% of revenue, and to $5.2 million, or 16% of revenue, in 1995 and 1994, respectively. The companies acquired in April 1996 accounted for $1.7 million of the increase for the year ended December 31, 1996, and the Culverin acquisition in November 1995 accounted for an additional $2.2 million of the increase. In addition to the acquisitions, increases in product development expenses were largely the result of increased staffing in the development areas of the Company, and additional costs for integrating acquired products, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's electronic delivery products. The expenses associated with these activities were partially offset by increased capitalization of software development efforts. Software development costs capitalized were $5.2 million, $2.7 million and $1.1 million for 1996, 1995 and 1994, respectively. The Company will continue to commit significant resources to product development efforts, although such expenses are not expected to vary significantly as a percentage of revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.4 million for the year ended December 31, 1996 compared to $4.3 million and $4.4 million for 1995 and 1994, respectively. The growth in these expenses was directly attributable to the growth of the Company. Consolidation of the general and administrative functions of the acquired companies was the principal reason for the decrease of these expenses as a percentage of revenue.

General and administrative expenses decreased 1% to $4.3 million, from $4.4 million between 1995 and 1994, partially due to reduced incentive compensation resulting from operating income that was below incentive compensation plan targets. As a percentage of total revenue, general and administrative expenses were 9%, 12% and 13% in 1996, 1995 and 1994, respectively.

AMORTIZATION OF INTANGIBLES
Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over lives ranging from five to seven years. The increase to $1.0 million for the year ended December 31, 1996 from $0.3 million for 1995 was directly attributable to the November 1995 acquisition of Culverin and the April 1996 acquisitions of five companies. Amortization amounts increased in 1995 to $0.3 million from $0.2 million in 1994 because of the 1995 acquisitions of Texas Southwest Technology Group and Culverin.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND RESTRUCTURING CHARGES
In connection with its acquisitions of Culverin in November 1995 and of five companies in April 1996, the Company recorded non-cash, pretax charges of $3.7 million in the fourth quarter of 1995 and $8.0 million in the second quarter of 1996 for in-process research and development efforts in process at the date of acquisition. In addition, in the fourth quarter of 1995 the Company also recorded a restructuring charge of $0.8 million consisting primarily of severance costs. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next two years, at an additional cost of approximately $10.0 million.

INCOME FROM OPERATIONS
Income from operations for the year ended December 31, 1996, was $1.3 million, or 2% of revenue, compared to $3,000, or 0% of revenue, for the year ended December 31, 1995 due to higher revenue levels and improved efficiencies in operating costs. Excluding the impact of the $8.0 million non-cash charge for acquired in-process research and development efforts for the April 1996 acquisitions, and a similar $4.5 million charge for the November 1995 Culverin acquisition, operating income would have been $9.3 million, or 16% of revenue, for the year ended December 31, 1996, compared with $4.5 million, or 12% of revenue, for the comparable period in 1995.

NON-OPERATING INCOME
Non-operating income, which consists primarily of interest income and expense, declined 96% to $18,000 for the year ended December 31, 1996 from the comparable period in 1995. Cash paid for acquisitions combined with interest on acquisition-related debt caused the decline. Non-operating income for the years ended December 31, 1995 and 1994 was $0.5 million and $0.4 million, respectively.

PROVISION FOR INCOME TAXES
The effective tax rate for 1996, excluding the impact of the $8 million acquired in-process research and development write-off, was 43% compared with 34% in 1995, excluding the impact of a $3.7 million acquired in-process research and development write-off, and compared with 36% in 1994. The increase over 1995 is primarily a result of increased amortization of nondeductible intangibles related to acquisitions and a substantial reduction in tax-free interest income. The impact of tax-free interest income and other favorable permanent differences on a much lower income before taxes caused the decline between 1994 and 1995.

QUARTERLY RESULTS
The Company has experienced, and expects in the future to experience, significant quarterly fluctuations in its results of operations. These fluctuations may be caused by various factors, including, among others: the size and timing of product orders and shipments; the timing and market acceptance of new products and product enhancements introduced by the Company and its competitors; the Company's product mix, including expenses of implementation and royalties related to certain products; the timing of the Company's completion of work under contracts accounted for under the percentage of completion method; customer order deferrals in anticipation of new products; aspects of the customers' purchasing process, including the evaluation, decision-making and acceptance of products within the customers' organizations; factors affecting the sales process for the Company's products, including the complexity of customer implementation of the Company's products; the number of working days in a quarter; federal and state regulatory events; competitive pricing pressures; technological changes in hardware platform, networking or communication technology; changes in Company personnel; the timing of the Company's operating expenditures; specific economic conditions in the financial services industry and general economic conditions.

The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due to its customers' budgeting and buying cycles. The Company's strongest revenue quarter in any year is typically its fourth quarter and its weakest revenue quarter is typically its first quarter. Customer purchases are tied closely to their internal budget processes. For some of the Company's customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, the Company's incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, the Company usually experiences increased sales orders in the last quarter.

LIQUIDITY AND CAPITAL RESOURCES
Payments for the companies acquired in April 1996 substantially reduced working capital and cash from December 31, 1995. Of the $13.6 million paid for those acquisitions, including expenses, $5.2 million was paid on closing, $4.3 million was paid subsequently and at December 31, 1996 $1.2 million was carried in current liabilities. Primarily because of these acquisition payments, working capital decreased from December 31, 1995 by $6.1 million to $2.7 million at December 31, 1996.

Operations provided $10.1 million in cash for the year ended December 31, 1996, compared to $3.5 million in 1995. The increase in cash from operations compared to 1995 was primarily due to improved earnings, excluding the non-cash charges for acquired in-process research and development efforts and for depreciation and amortization.

Net cash used in investing activities of $10.1 million for the year ended December 31, 1996 represented an increase over the year ended December 31, 1995 of $9.2 million. Net cash payments of $5.2 million for acquisitions made in April 1996 comprised the largest portion of these investments. Additionally, software development costs of $5.2 million were capitalized in the year ended December 31, 1996, as compared to $2.7 million in 1995. This increase was a result of ongoing work related to the Company's migration of Laser Pro and Deposit Pro products to the Windows platform, conversion of its call center product to be more compatible with the Company's branch platform product, and enhancements to its electronic banking product. Spending on property and equipment of $2.7 million in the year ended December 31, 1996, was primarily attributable to expansion of the Company's wide area network to accommodate the recent acquisitions, computing infrastructure for the Company's electronic delivery group and other information systems upgrades to facilitate greater productivity and expansion of office space to accommodate higher staffing levels. Proceeds from the sale of short-term investments in the amount of $3.0 million was used to make the acquisition-related payments.

Cash used in financing activities of $4.9 million during the year ended December 31, 1996, primarily resulted from $7.6 million of payments on acquisition-related notes payable and long-term debt, less net borrowings of $1.6 million from its line of credit, and less proceeds of $1.2 million from the exercise of stock options and stock issuances under the Company's employee stock purchase plan.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving line of credit with the Company's principal bank, of which $1.6 million had been used at December 31, 1996. The revolving line of credit is limited to the lesser of $7.5 million or 60% of the Company's accounts (as defined in the revolving bank line of credit agreement) and expires on December 1, 1997.

In February 1997, the Company withdrew its follow on public offering of 1,550,000 shares of its Common Stock. The Company had incurred offering costs of approximately $500,000. These costs will be expensed in the first quarter of 1997.

The Company believes that the funds expected to be generated from operations and borrowings under its revolving line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company may require additional funds to support its working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financings of equity or debt, or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be
obtainable on terms favorable to the Company or its shareholders.   See "Risk
Factors - Possible Need for Additional Financing."

RISK FACTORS
THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THE DISCUSSION IN THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FORM 10-K. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-K.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company has experienced, and expects in the future to experience, significant quarterly fluctuations in its results of operations. These fluctuations may be caused by various factors, including, among others: the size and timing of product orders and shipments; the timing and market acceptance of new products and product enhancements introduced by the Company and its competitors; the Company's product mix, including expenses of implementation and royalties related to certain products; the timing of the Company's completion of work under contracts accounted for under the percentage of completion method; customer order deferrals in anticipation of new products; aspects of the customers' purchasing processes, including the evaluation, decision-making and acceptance of products within the customers' organizations; factors affecting the sales process for the Company's products, including the complexity of customer implementation of the Company's products; the number of working days in a quarter; federal and state regulatory events; competitive pricing pressures; technological changes in hardware platform, networking or communication technology; changes in Company personnel; the timing of the Company's operating expenditures; specific economic conditions in the financial services industry and general economic conditions.

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

UNCERTAINTY OF MARKET; PRODUCT ACCEPTANCE. The market for software products and services to financial institutions is evolving and the Company's success is, in large part, dependent on the continuing development of this market. Although the Company believes that its existing products compete effectively with competitors' products, some of the Company's products have been licensed to a limited number of customers or, as to any specific customer, may only be used in a part of that customer's organization. A significant part of the Company's business strategy depends on financial institutions' adoption of new technologies in handling functions that previously may have been performed without the use of computers or with more rudimentary software applications. There can be no assurance that banks and other financial institutions will adopt new technologies required for, or that the Company's products will otherwise achieve, broad acceptance in this evolving market. In some instances, banks and other financial institutions may be reluctant to consider transitioning to some of the Company's products without first making significant decisions regarding the procurement or upgrade of computer systems or operating systems. In the event that the market for software solutions being offered by the Company should fail to develop, or that the Company's products should fail to succeed in this market, the Company's business, operating results and financial condition would be materially adversely affected. For example, one of the Company's competitors has introduced a Windows-based loan documentation product. Although this competing product has only recently been released and the Company believes that its Windows-based Laser Pro products will compete effectively against this product introduction, there can be no assurance that sales of the Company's Laser Pro products will not be adversely affected by its competitor's introduction of this product. Furthermore, market acceptance of the Company's products will also depend on the Company's ability to ensure that its products operate together and, when appropriate, are integrated across the Company's product lines and with the products of other major service providers and vendors of hardware and software used in the financial services industry. In addition, a significant part of the Company's revenues are derived from continued support of the software after the initial sale and are in some cases based on per-transaction or per-user pricing. There can be no assurance that such pricing structures will continue to be accepted by customers of the Company.

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

POSSIBLE NEED FOR ADDITIONAL FINANCING. In the first quarter of 1997, the Company withdrew a registration statement on file with the U.S. Securities and Exchange Commission which proposed to generate, through the sale of Common Stock, net proceeds in excess of $28 million. The net proceeds were to be used for general corporate purposes, working capital and possible acquisitions. The Company believes that the funds expected to be generated by the Company's operations and a $7.5 million (maximum) revolving line of credit will provide the Company with sufficient funds to finance its operations for at least the next twelve moths. However, if additional funds were needed to support working capital requirements, the Company would seek to raise such additional funds through one or more public or private financings of equity or debt, or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

MANAGEMENT OF GROWTH. The growth in the size and complexity of the Company's business and the expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on all aspects of the Company's business. In particular, the Company's emphasis on selling to large institutions has placed significant additional demands on its installation and implementation operations, and the growing installed base has placed additional demands on the customer support operation. The Company has grown from approximately 330 employees as of December 31, 1995 to approximately 489 employees as of December 31, 1996, and currently plans to continue to expand its staff. To accommodate growth, the Company will be required to upgrade or implement a variety of operational and financial systems, procedures and controls, including the improvement of its accounting and other internal management systems. There can be no assurance that the Company will be able to do so successfully. The Company's future operating results will depend on its ability to expand its support organization and infrastructure commensurate with its expanding base of installed products and on its ability to attract, hire and retain skilled personnel. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage personnel could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage any future growth and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. To the extent the anticipated growth fails to materialize, the Company's operating results could be adversely affected.

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

DELAYS IN INTRODUCTION OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS. The Company's future success will depend upon its ability, on a timely basis, to develop or acquire and successfully introduce new products and to maintain and enhance its current products to meet customers' expanding needs. In addition, the Company must identify emerging trends and technological changes in its target markets, develop and maintain competitive products, enhance its products by adding innovative features that differentiate its products from those of its competitors, and develop and bring products to market quickly at cost-effective prices. In particular, the Company believes its software-based products must respond quickly to users' needs for broad functionality and multi-platform support and to advances in hardware and operating systems. As a result of these requirements, the Company will need to make substantial investments in design and product development. Any failure by the Company to anticipate or respond adequately to technological and regulatory developments and customer requirements, or any significant delays in product development or introductions, could result in a loss of competitiveness and could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements that respond to technological or regulatory changes, evolving standards or changing customer requirements.

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

In addition, the introduction or announcement of products embodying new technologies, changes in industry standards, applicable regulations, or customer requirements, either by the Company or one or more of its competitors, could render the Company's existing products obsolete or unmarketable. For example, one of the Company's competitors has introduced a Windows-based loan documentation product. Although this competing product has only recently been released and the Company believes that its Windows products will compete effectively against this product introduction, there can be no assurance that sales of the Company's Laser Pro Windows products will not be adversely affected by its competitor's introduction of this product. There also can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

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

PRODUCT CONCENTRATION. A significant portion of the Company's revenue is derived from a limited number of products. Revenue from the Company's Laser Pro products and Deposit Pro products represented over 51% of the Company's total revenue for the year ended December 31, 1996, and over 91%, 82% and 79% for the years ended December 31, 1993, 1994 and 1995, respectively. Although the Company believes that these products will continue to represent a significant percentage of the Company's revenue for the near term, an important part of the Company's business strategy depends upon the ability of the Company to continue to develop and market its call center, branch automation, electronic banking and other new products. A decline in demand or prices for the Company's Laser Pro products or Deposit Pro products, whether as a result of new product introductions by the Company or its competitors, price competition, technological change, or failure of the Company's products to address customer requirements, could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the financial services industry in general to adopt new or modified technologies to improve and simplify business processes (in particular the products developed by the Company), or the failure of the Company to support this industry transition with products that effectively address customer requirements, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; INTELLECTUAL PROPERTY RIGHTS. See "Business - Intellectual Property."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, notes thereto and supplementary data required by this item are included on pages F-1 through F-18 as listed in Item 14 of Part IV of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions Item (1) ELECTION OF DIRECTORS, NOMINEES FOR ELECTION TO BOARD OF DIRECTORS, MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE, NON-DIRECTOR EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES AND SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is included under the caption EXECUTIVE COMPENSATION, EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS AND BOARD COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

The Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below :

                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    F-1

Consolidated Balance Sheets - December 31, 1996 and 1995                    F-2

Consolidated Statements of Income for the years ended
    December 31, 1996,1995 and 1994                                         F-3

Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1996, 1995 and 1994                                  F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                        F-5

Notes to Consolidated Financial Statements                                  F-6

FINANCIAL STATEMENT SCHEDULES

The following schedule and report thereon is filed herewith:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants on Financial
Statement Schedule                                                         F-19

Schedule I    Valuation and Qualifying Accounts                            F-20

(a) (3)  EXHIBITS INCLUDED HEREIN:

Number   Description
------   ---------------------------------------------------------------
2.1      Stock Purchase and Sale Agreement dated November 21, 1995, among CFI ProServices, Inc., Culverin Corporation, Eric T.
         Wagner, John M. Loveless, David Steffens and Douglas Teets - previously filed as Exhibit 2.1 to the Current Report on
         Form 8-K dated November 21, 1995 and as filed with the
         Securities and Exchange Commission on December 6, 1995 and
         incorporated herein by reference.                                   --

2.2      Stock Purchase and Sale Agreement effective April 1, 1996, by and among MicroBilt Corporation, First Financial Management Corporation and CFI ProServices, Inc. - previously filed as
         Exhibit 2.1 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16,
         1996 and incorporated herein by reference.                          --

2.3      Asset Purchase and Sale Agreement, effective April 1, 1996, by and among Input Creations, Inc., its shareholders and CFI ProServices, Inc. - previously filed as Exhibit 2.1 with the
         Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996 and
         incorporated herein by reference.                                   --

3.1 Registrant's Amended and Restated Articles of Incorporation - previously filed as Exhibit 3(i)(a) to the Registration
         Statement of Form S-1, Registration Statement No. 33-64894,
         as filed with the Securities and Exchange Commission on June 23,
         1993 and incorporated herein by reference.                          --

3.2 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective June 28, 1993) - previously filed as
         Exhibit 3(i)(b) to the Registration Statement of Form S-1
         Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein
         by reference.                                                       --

Number   Description
------   ---------------------------------------------------------------
3.3 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective July 26, 1993) - previously filed as Exhibit 3(i)(c) to the Registration Statement of Form S-1 Registration Statement No. 33-64894, as filed with the
         Securities and Exchange Commission on August 10, 1993 and
         incorporated herein by reference.                                   --

3.4      Registrant's Amended and Restated Bylaws - previously filed as
         Exhibit 3(ii) to the Registration Statement of Form S-1
         Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated
         herein by reference.                                                --


10.1     Nonqualified Stock Option Plan dated October 15, 1993 -
         previously filed as Exhibit 99.10 to the Registration
         Statement of Form S-8 (Registration No. 33-70506), as filed with the Securities and Exchange Commission on October 19,
         1993 and incorporated herein by reference.                          --

10.2     Registrant's Amended and Restated Outside Director Restricted
         Stock Plan - previously filed as Exhibit 99.5 to the Registration Statement of Form S-8 (Registration No. 33-70506), as filed with the Securities and Exchange Commission on October 19, 1993 and
         incorporated herein by reference.                                   --

10.3     Registrant's Outside Director Compensation and Stock Option
         Plan - previously filed as Exhibit 10.3 to the Company's Form
         10-Q for the quarter ended March 31, 1994 and incorporated
         herein by reference.                                                --

10.4     Registrant's Standardized Regional Prototype 401(k) Cash or
         Deferred Savings Plan and Trust, adopted December 1, 1994 -
         previously filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995 and as filed with the
         Securities and Exchange Commission on April 1, 1996 and
         incorporated herein by reference.                                   --

Number   Description
------   ---------------------------------------------------------------
10.5     Registration Agreement dated February 4, 1991 by and among
         Registrant and certain named investors - previously filed as
         Exhibit 10.11 to the Registration Statement of Form S-1,
         Registration Statement No. 33-64894, as filed with the
         Securities and Exchange Commission on June 23, 1993 and
         incorporated herein by reference.                                   --

10.6 Form of Software License Agreement relating to Deposit Pro - previously filed as Exhibit 10.20(a) to the Registration
         Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on June 23, 1993 and
         incorporated herein by reference.                                   --

10.7     Form of Compliance Warranty relating to Deposit Pro -
         previously filed as Exhibit 10.20(b) to the Registration
         Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on June 23, 1993 and
         incorporated herein by reference.                                   --

10.8     Form of Maintenance and Service Agreement relating to Deposit
         Pro - previously filed as Exhibit 10.20(c) to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on June 23, 1994 and
         incorporated herein by reference.                                   --

10.9     Form of Software License Agreement relating to Laser Pro -
         previously filed as Exhibit 10.21(a) to the Registration
         Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on June 23, 1993 and
         incorporated herein by reference.                                   --

10.10    Form of Compliance Warranty relating to Laser Pro - previously filed as Exhibit 10.21(b) to the Registration Statement on Form
         S-1 (Registration No. 33-64894) filed with the Securities and
         Exchange Commission on June 23, 1993 and incorporated herein by
         reference.                                                          --

Number   Description
------   ---------------------------------------------------------------
10.11    Form of Maintenance and Service Agreement relating to Laser
         Pro - previously filed as Exhibit 10.21(c) to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on June 23, 1993 and
         incorporated herein by reference.                                   --

10.12    Legal Services Agreement for the State of Louisiana effective
         March 13, 1986 between the Company and McGlinchey, Stafford,
         Mintz, Cellini & Lang, a Louisiana professional law corporation (confidential treatment requested) - previously filed as Exhibit
         10.25 to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on
         July 26, 1993 and incorporated herein by reference.                 --

10.13    1994 Employee Stock Purchase Plan - previously filed as Exhibit
         10.2 to the Company's Form 10-Q for the quarter ended June 30,
         1994 and incorporated herein by  reference.                         --

10.14    1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 99.13 to the Registration Statement on Form
         S-8 filed with the Securities and Exchange Commission on
         March 1, 1995 and incorporated herein by  reference.                --

10.15    First Amendment to 1995 Consolidated and Restated Stock Option
          Plan - previously filed as Exhibit 9.2 to the Company's
         Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about September 4, 1996 and
         incorporated herein by  reference.                                  --

10.16    Office Lease dated March 18, 1994 between the Company and John
         Hancock Mutual Life Insurance Company - previously filed as
         Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
         March 31, 1994 and incorporated herein by  reference.               --

10.17 First amendment, dated July 8, 1996, to office lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company

Number   Description
------   ---------------------------------------------------------------
10.18    Employment Agreement and Release dated April 14, 1994
         between the Company and George L. Harrison - previously
         filed as Exhibit 10.2 to the Company's Form 10-Q for the
         quarter ended March 31, 1994 and incorporated herein by
         reference.                                                          --

10.19    Employment Agreement with James Montague - previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K
         filed with the Securities and Exchange Commission on October
         13, 1994 and incorporated herein by  reference.                     --

10.20    Employment Agreement with Michael Loewenberg - previously
         filed as Exhibit 10.3 to the Company's Current Report on
         Form 8-K filed with the Securities and Exchange Commission
         on October 13, 1994 and incorporated herein by  reference.          --

10.21    Registration Rights Agreement between the Company and Former
         Genesys Shareholders - previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the
         Securities and Exchange Commission on October 13, 1994 and
         incorporated herein by  reference.                                  --

10.22    Form of Executive Retention Agreement - previously filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1994
         and incorporated herein by  reference.                              --

10.23    Employee Transition Agreement and Release entered into on
         July 17, 1995 between CFI ProServices, Inc. and Kenneth M.
         Olsen - previously filed as Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         September 30, 1995 and incorporated herein by reference.            --

10.24    Employment Transition Agreement and Release entered into
         effective October 31, 1995 between CFI ProServices, Inc. and
         Clifford W. Potenza - previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter
         ended September 30, 1995 and incorporated herein by reference.      --

Number   Description
------   ---------------------------------------------------------------
10.25    Employment and Noncompetition Agreement dated
         November 21, 1995 between CFI ProServices, Inc. and
         Eric T. Wagner - previously filed as Exhibit 10.1 to
         the Company's Current Report on Form 8-K filed with the
         Securities and Exchange Commission on December 6, 1995.             --

10.26    Employment and Noncompetition Agreement dated November 21,
         1995 between CFI ProServices, Inc. and John M. Loveless -
         previously filed as Exhibit 10.2 to the Company's Current
         Report on Form 8-K filed with the Securities and Exchange
         Commission on December 6, 1995.                                     --

10.27    Employment and Noncompetition Agreement dated November 21,
         1995 between CFI ProServices, Inc. and David A. Steffens  -
         previously filed as Exhibit 10.3 to the Company's Current
         Report on Form 8-K filed with the Securities and Exchange
         Commission on December 6, 1995.                                     --

10.28    Office Lease dated March 2, 1994, as amended on November
         14, 1994 and on September 7, 1995, between the Company and
         Huntington Atrium Development - previously filed as Exhibit
         10.33 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1995 as filed with the Securities
         and Exchange Commission on April 1, 1996 and incorporated
         herein by reference.                                                --

10.29    Office Lease dated April 18, 1995, as amended on June 9,
         1995, between the Company and Danis Properties Co., Inc. -
         previously filed as Exhibit 10.34 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1,
         1996 and incorporated herein by reference.                          --

Number   Description
------   ---------------------------------------------------------------
10.30    Business Loan Agreement (Revolving Line of Credit) dated
         November 8, 1995 between CFI ProServices, Inc. and Bank
         of America, Oregon - previously filed as Exhibit 10.35 to
         the Company's Annual Report on Form 10-K for the year ended
         December 31, 1995 as filed with the Securities and Exchange
         Commission on April 1, 1996 and incorporated herein by
         reference.                                                          --

10.31    Amendment No. 1, dated May 17, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.7 to the Company's quarterly report of Form 10-Q for the quarter ended
         June 30, 1996 as filed with the Securities and Exchange Commission
         on  August 13, 1996 and incorporated herein by reference.           --

10.32    Amendment No. 2, dated July 1, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.8 to the Company's quarterly report of Form 10-Q for the quarter ended
         June 30, 1996 as filed with the Securities and Exchange Commission
         on  August 13, 1996 and incorporated herein by reference.           --

10.33    Amendment No. 3, dated September 24, 1996, to Business
         Loan Agreement dated November 8, 1995 - previously filed as
         Exhibit 10 to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 14, 1996 and incorporated herein
         by reference.                                                       --

10.34    Amendment No. 4, dated November 21, 1996, to Business Loan
         Agreement dated November 8, 1995 - previously filed as Exhibit
         10.1 to the Company's Registration Statement No. 333-15505 on
         Form S-3 as filed with the Securities and Exchange Commission on
         January 27, 1997 and incorporated herein by reference.              --

10.35    Amendment No. 5, dated December 31, 1996, to Business Loan
         Agreement dated November 8, 1995 - previously filed as Exhibit
         10.2 to the Company's Registration Statement No. 333-15505 on
         Form S-3 as filed with the Securities and Exchange Commission on
         January 27, 1997 and incorporated herein by reference.              --

Number   Description
------   ---------------------------------------------------------------
10.36    Promissory Note, dated April 1, 1996, in favor of MicroBilt,
         Inc. - previously filed as Exhibit 10.1 with the Company's
         Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996 and incorporated
         herein by reference.                                                --

10.37    Promissory Note, dated April 1, 1996, in favor of First
         Financial Management Corporation - previously filed as
         Exhibit 10.2 with the Company's Form 8-K dated April 1,
         1996 and as filed with the Securities and Exchange Commission
          on April 16, 1996 and incorporated herein by reference.            --

10.38    Pledge Agreement, dated April 1, 1996, by and between CFI
         ProServices, Inc. And MicroBilt Corporation and First
         Financial Management - previously filed as Exhibit 10.3
         with the Company's Form 8-K dated April 1, 1996 and as
         filed with the Securities and Exchange Commission on
         April 16, 1996 and incorporated herein by reference.                --

10.39    Form of Employment Agreement entered into with former
         employees of Input Creations, Inc. - previously filed
         as Exhibit 10.1 with the Company's Form 8-K dated April 17,
         1996 and as filed with the Securities and Exchange Commission
         on May 2, 1996 and incorporated herein by reference.                --

10.40    Sublease by and among Input Creations, Inc. and CFI
         ProServices, Inc. - previously filed as Exhibit 10.2
         with the Company's Form 8-K dated April 17, 1996 and
         as filed with the Securities and Exchange Commission
         on May 2, 1996 and incorporated herein by reference.                --

10.41    Amendment No. 6, dated March 1, 1997, to Business Loan
         Agreement dated November 8, 1995 - filed herewith.

11       Statement re computation of per share earnings.

21       Subsidiaries of the Registrant

23       Consent of Arthur Andersen LLP

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 1997
      ---------------                  CFI PROSERVICES, INC.

                                       By: /s/ MATTHEW W. CHAPMAN
                                           ------------------------------------
                                           Matthew W. Chapman
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 11, 1997.

Signature                              Title
---------                              -----

/s/ MATTHEW W. CHAPMAN       Chairman and Chief Executive Officer
----------------------       (Principal Executive Officer)
Matthew W. Chapman


/s/ FRED HALL                Vice President and Chief Financial Officer
----------------------       (Principal Financial and Accounting Officer)
Fred Hall


/s/ ROBERT P. CHAMNESS       Director, President and Chief Operating Officer
----------------------
Robert P. Chamness


/s/ ROBERT T. JETT           Director, Executive Vice President and Secretary
----------------------
Robert T. Jett


/s/ J. KENNETH BRODY         Director
-----------------------
J. Kenneth Brody


/s/ BRIAN P. MURPHY          Director
-----------------------
Brian P. Murphy


/s/ LORRAINE O. LEGG         Director
-----------------------
Lorraine O. Legg


/s/ DAVID G. GOLDEN          Director
-----------------------
David G. Golden


/s/ ERAN S. ASHANY           Director
-----------------------
Eran S. Ashany