Form 10-Q
period 1997-03-31
CFI PROSERVICES INC
filed 1997-05-09
CIK 908180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

        (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        For the transition period from__to____

                       Commission file number 000-18908

                           -------------------------

                            CFI PROSERVICES, INC.
            (Exact name of registrant as specified in its charter)


                     Oregon                                      93-0704365
   (State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                                Identification No.)

       400 SW Sixth Avenue, Portland, Oregon                        97204
      (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code:  503-274-7280

                           -------------------------
The index to exhibits appears on page 15 of this document.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X          No
                              ------         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock without par value                           4,863,343
             (Class)                             (Outstanding at May 5, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CFI PROSERVICES, INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -March 31, 1997 and December 31,
         1996                                                                2

         Consolidated Statements of Income - Three Months Ended March 31,
         1997 and 1996                                                       3

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1997 and 1996                                             4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               6


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                             CFI PROSERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                       March 31,     December 31,
                                                                         1997            1996
                                                                    ---------------  ---------------
ASSETS
Current Assets:
 Accounts receivable, net of allowances of  $1,361 and $1,303      $        20,165  $        23,307
 Income taxes receivable                                                       640              -
 Inventory                                                                     189              156
 Deferred tax asset                                                            643              643
 Prepaid expenses and other current assets                                   1,902            1,659
                                                                    ---------------  ---------------
      Total Current Assets                                                  23,539           25,765

Property and Equipment, net of accumulated
 depreciation of $6,142 and $5,596                                           5,156            4,805
Software Development Costs, net of accumulated
 amortization of $3,008 and $2,585                                           9,411            8,327
Purchased Software Costs, net of accumulated
 amortization of $1,421 and $1,229                                             887            1,079
Other Intangibles, net of accumulated amortization
 of $1,767 and $1,454                                                        6,391            6,704
Deferred Tax Asset                                                             165              165
                                                                    ---------------  ---------------
      Total Assets                                                 $        45,549  $        46,845
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Drafts payable                                                    $            93  $           425
 Accounts payable                                                            2,926            2,884
 Accrued expenses                                                            3,082            5,478
 Deferred revenues                                                           9,381           10,445
 Customer deposits                                                           1,003              869
 Notes payable                                                               3,936            2,896
 Income taxes payable                                                          -                 46
                                                                    ---------------  ---------------
      Total Current Liabilities                                             20,421           23,043

Long-Term Debt, less current portion                                         2,688            2,810
                                                                    ---------------  ---------------
          Total Liabilities                                                 23,109           25,853

Mandatory Redeemable Class A Preferred Stock                                   752              754

Shareholders' Equity:
 Series Preferred Stock, 5,000,000 shares authorized,
  none issued and outstanding                                                  -                -
 Common Stock, no par value, 10,000,000
  shares authorized and 4,863,343 and 4,824,973
  shares issued and outstanding                                             18,427           17,745
 Retained earnings                                                           3,261            2,493
                                                                    ---------------  ---------------
      Total Shareholders' Equity                                            21,688           20,238
                                                                    ---------------  ---------------
          Total Liabilities and Shareholders' Equity              $         45,549  $        46,845
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------

 The accompany notes are an integral part of these consolidated balance sheets.

                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended March 31,
                                                                    -----------------------------
                                                                        1997            1996
                                                                    ------------     ------------
REVENUE
 Software license fees                                             $      8,257     $      6,000
 Service and Support                                                      6,564            4,174
 Other                                                                    1,181              834
                                                                    ------------     ------------
      Total Revenue                                                      16,002           11,008
COST OF REVENUE                                                           5,629            3,645
                                                                    ------------     ------------
      Gross Profit                                                       10,373            7,363
                                                                    ------------     ------------
OPERATING EXPENSES
 Sales and marketing                                                      3,442            2,802
 Product development                                                      2,947            2,008
 General and administrative                                               1,751            1,080
 Amortization of intangibles                                                313               70
                                                                    ------------     ------------
      Total Operating Expenses                                            8,453            5,960
                                                                    ------------     ------------
      Income From Operations                                              1,920            1,403
                                                                    ------------     ------------
NON-OPERATING INCOME (EXPENSE)
 Interest expense                                                           (89)              (7)
 Interest income                                                             70              119
 Canceled stock offering costs                                             (487)             -
                                                                    ------------     ------------
      Total Non-operating Income                                           (506)             112
                                                                    ------------     ------------

INCOME BEFORE INCOME TAXES                                                1,414            1,515
PROVISION FOR INCOME TAXES                                                  622              622
                                                                    ------------     ------------
NET INCOME                                                                  792              893
PREFERRED STOCK DIVIDEND                                                     24               24
                                                                    ------------     ------------
NET INCOME APPLICABLE TO COMMON
 SHAREHOLDERS                                                      $        768     $        869
                                                                    ------------     ------------
                                                                    ------------     ------------
NET INCOME PER SHARE                                               $       0.15     $       0.18
                                                                    ------------     ------------
                                                                    ------------     ------------
SHARES USED IN PER SHARE CALCULATIONS                                     5,142            4,881
                                                                    ------------     ------------
                                                                    ------------     ------------


  The accompanying notes are an integral part of these consolidated statements

                             CFI PROSERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                    Three months ended March 31,
                                                                    -----------------------------
                                                                        1997            1996
                                                                    ------------     ------------
Cash  flows from operating activities:
 Net income applicable to common shareholders                      $        768     $        869
 Adjustments to reconcile net income applicable to common
  shareholders to cash provided by operating activities:
   Depreciation and amortization                                          1,474              840
   Interest accreted (payments made) on mandatory
    redeemable preferred stock, net                                          (2)             (27)
   Equity in Vendor Payment Systems, Inc. loss                              -                 23
   (Increase) decrease in assets:
    Accounts receivable, net                                              3,142            4,702
    Income taxes receivable                                                (228)             -
    Inventory, net                                                          (33)              17
    Prepaid expenses and other current assets                              (243)             239
   Increase (decrease) in liabilities:
    Drafts payable                                                         (332)             -
    Accounts payable                                                         42             (642)
    Accrued expenses                                                     (2,396)            (230)
    Deferred revenues                                                    (1,064)            (970)
    Customer deposits                                                       134              144
    Income taxes payable                                                    (46)             310
                                                                    ------------     ------------
      Net cash provided by operating activities                           1,216            5,275

Cash flows from investing activities:
 Expenditures for property and equipment                                   (897)            (466)
 Software development costs capitalized                                  (1,507)            (957)
 Proceeds from sale/maturity of investments                                 -              1,064
 Other assets                                                               -                (30)
                                                                    ------------     ------------
      Net cash used in investing activities                              (2,404)            (389)

Cash flows from financing activities:
 Net proceeds from line of credit                                         1,974              -
 Payments on notes payable                                                 (934)          (2,656)
 Payments on long-term debt                                                (122)            (184)
 Proceeds from issuance of common stock                                     270              163
                                                                    ------------     ------------
      Net cash provided by (used in) financing activities                 1,188           (2,677)
                                                                    ------------     ------------

Increase in cash and cash equivalents                                       -              2,209

Cash and cash equivalents:
 Beginning of period                                                        -              4,844
                                                                    ------------     ------------
 End of period                                                     $        -       $      7,053
                                                                    ------------     ------------
                                                                    ------------     ------------


  The accompanying notes are an integral part of these consolidated statements

                             CFI PROSERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS
                          OR AS OTHERWISE INDICATED)
                                  (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three month periods ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from the audited financial statements contained in the 1996 Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the Company). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                         Three Months Ended March 31,
                                                        ------------------------------
                                                           1997              1996
                                                        ------------      ------------
Cash paid during the period for income taxes           $    324          $     83
Cash paid during the period for interest and dividends       46                31
Tax benefit from exercise of nonqualified stock
options                                                     412                --

NOTE 3.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS 128 is required to be adopted for periods ending after December 15, 1997. When adopted, all prior earnings per share ("eps") calculations will be restated to conform to SFAS 128. After pro forma effects of applying SFAS 128, eps are as follows:

 Three Months Ended:              March 31, 1997        March 31, 1996
------------------------------  ------------------    ------------------
 Primary EPS as reported              $ 0.15                $ 0.18
 Effect of SFAS 128                     0.01                  0.01
                                ------------------    ------------------
 Basic EPS as restated                $ 0.16                $ 0.19
                                ------------------    ------------------
                                ------------------    ------------------

 Fully diluted EPS as reported        $ 0.15                $ 0.18
 Effect of SFAS 128                     0.00                  0.00
                                ------------------    ------------------
 Diluted EPS as restated              $ 0.15                $ 0.18
                                ------------------    ------------------
                                ------------------    ------------------

NOTE 4.  RECLASSIFICATIONS
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THE DISCUSSIONS IN THIS FORM 10-Q CONTAIN CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS" INCLUDED IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

OVERVIEW
CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Over 4,700 financial institutions have licensed one or more of the Company's products. In addition, 174 institutions are offering private-dial personal computer-based home banking services to their customers using CFI's Personal Branch products.

During 1993, substantially all of the Company's revenue was derived from the Company's Laser Pro lending products and Deposit Pro retail delivery products. Today, the Company licenses more than 20 products organized into five product groups: lending, retail delivery, electronic delivery, marketing, and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro product lines. For the quarter ended March 31, 1997 revenue from these product lines decreased to 46% of the Company's total revenue.

CFI generates recurring revenue from software maintenance agreements. For the quarter ended March 31, 1997, service and support fees revenue accounted for approximately 41% of consolidated revenue. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing banking regulations.

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

The Company's backlog as of March 31, 1997 was approximately $10.8 million, as compared to approximately $10.0 million and $6.5 million at December 31, 1996 and March 31, 1996, respectively. CFI's backlog consists of orders taken but not yet booked as revenue and is not indicative of future operating results. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The timing of the Company's orders and revenue has become less predictable since 1995 as CFI has increased its focus on generating business from large accounts and multiple product sales. In light of its increased emphasis on large accounts and multiple product sales, the Company has taken steps to increase and maintain its backlog. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES
The Company continues to pursue opportunities to expand its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed ten acquisitions since June 1994. See Note 2 of Notes to Consolidated Financial Statements.

COMPANY                               DATE ACQUIRED                 PRINCIPAL PRODUCTS/MARKETS ACQUIRED
-------                               -------------                 -----------------------------------
Assets of the Products Division         June 1994          Access to certain Midwestern states for the
 of Professional Bank                                      Company's compliance products
 Systems, Inc.
The Genesys Solutions                 September 1994       Call center software
 Group, Inc.
Texas Southwest Technology              April 1995         StarGate connectivity products and ACH
 Group                                                     products
Culverin Corporation                   November 1995       Encore! Platform and teller branch automation
                                                           products and RPxpress! remittance processing
                                                           product
OnLine Financial                        April 1996         Over 1,000 branch automation customers
 Communications                                            employing DOS-based technology
 Systems, Inc.
COIN Banking Systems, Inc.              April 1996         Application Manager indirect lending product
Assets of Input Creations, Inc.         April 1996         LOANscape mortgage lending product
Assets of Halcyon Group, Inc.           April 1996         fisCAL loan decision support product and
                                                           TriScore
Assets of Pathways                      April 1996         LoansPlus neural net loan decision support and
 Software, Inc.                                            portfolio management product
Vendor Payment Systems, Inc.            April 1996         Bill payment services company

There can be no assurance that any of these or future acquisitions will have a favorable impact on the performance of the Company. The Company believes that it has achieved its objectives of growth and broadening its product offerings and customer base through this acquisition program and intends to continue to pursue acquisitions in the future. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

The Company may also evaluate from time to time establishing new business operations or making minority investments in new business ventures.

In March 1997, CFI announced the creation of Lori Mae (Loan Origination Management and Exchange Corp.), a company which will securitize small business loans originated by community banks. The Company expects to invest approximately $1.0 million for up to 50% ownership in the new entity. The Company will use the equity method to account for its investment. The other investor will beTIS Financial Services, Inc. Lori Mae leverages the strength of the Company's Laser Pro and fisCAL products, which are the required software for financial institutions participating in this securitization opportunity. The Company believes that this new entity will not only contribute commissions from internal transactions but it will also provide a competitive edge to CFI's lending suite of products and it will serve to further strengthen and expand the Company's leadership in the market for lending products. Still in its initial stages of execution at this point, Lori Mae is not expected to materially affect CFI's financial results in 1997.

RESULTS OF OPERATIONS
The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                                Three Months Ended March 31,
                                                -----------------------------
                                                   1997              1996
                                                ------------      -----------

  Revenue
     Software license fees                             51.6 %           54.5 %
     Service and support                               41.0             37.9
     Other                                              7.4              7.6
                                                ------------      -----------
  Total revenue                                       100.0            100.0
  Gross profit                                         64.8             66.8
  Operating expenses
     Sales and marketing                               21.5             25.5
     Product development                               18.4             18.2
     General and administrative                        10.9              9.8
     Amortization of intangibles                        2.0              0.6
                                                ------------      -----------
  Total operating expenses                             52.8             54.1
                                                ------------      -----------
  Income from operations                               12.0             12.7
  Non-operating income (expense)                       (3.2)             1.0
                                                ------------      -----------
  Income before income taxes                            8.8             13.7
  Provision for income taxes                            3.9              5.6
  Preferred stock dividend                              0.1              0.2
                                                ------------      -----------
  Net income applicable to common shareholders          4.8 %            7.9 %
                                                ------------      -----------
                                                ------------      -----------

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                                                        THREE MONTHS ENDED
                                                       MARCH 31, 1997 OVER
                                                         MARCH 31, 1996
                                                     -----------------------

  Revenue
     Software license fees                                             37.6 %
     Service and support                                               57.3
     Other                                                             41.6
  Total revenue                                                        45.4
  Gross profit                                                         40.9
  Operating expenses
     Sales and marketing                                               22.8
     Product development                                               46.8
     General and administrative                                        62.1
     Amortization of intangibles                                      347.1
  Total operating expenses                                             41.8
  Income from operations                                               36.8
  Non-operating income (expense)                                     (551.8) (1)
  Income before income taxes                                           (6.7) (1)
  Provision for income taxes                                             --  (1)
  Net income applicable to common shareholders                        (11.6) (1)

(1) Without the $0.5 million charge due to cancellation of a supplemental stock offering in the first quarter of 1997, the change for non-operating income (expense), income before income taxes, provision for income taxes and net income applicable to common shareholders would have been (117%), 26%, 35% and 20%, respectively.

REVENUE
Total revenue increased 45% to $16.0 million for the quarter ended March 31, 1997 compared to $11.0 million for the comparable period in 1996, with the companies acquired in April 1996 accounting for $4.2 million of the $5.0 million increase.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization, and fees related to implementing software and systems at customer sites.

Software license fees increased $2.3 million, or 38%, to $8.3 million for the quarter ended March 31, 1997 from $6.0 million for the comparable period in 1996. Of the increase, $2.2 million was contributed by the companies acquired in April 1996, and the remainder was from internal growth, with growth provided by Laser Pro, Encore! Personal Branch, and Encore! Desktop being offset by lower revenues in Encore! branch automation, remittance, and call center products. $1.4 million of the increased revenue attributable to the April 1996 acquisitions was due to sales of the COIN Banking Systems, Inc. ("COIN") indirect lending and OnLine Financial Communications Systems, Inc. ("OnLine") branch automation products acquired from MicroBilt Corporation. The Company expects sales of the OnLine and COIN products to decrease in future quarters because the Company is not actively selling the OnLine DOS-based branch automation products and is still in the early phases of converting the DOS-based COIN indirect lending product to the Windows platform.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      --------------------------
                                        1997              1996
                                      --------          --------
Lending Products                            52 %              43 %
Retail Delivery Products                    25                33
Electronic Delivery Products                15                21
Marketing Products                           5                 3
Connectivity Products                        3                --
                                      --------          --------
Total                                      100 %             100 %
                                      --------          --------
                                      --------          --------


Lending products license revenue grew $1.8 million, or 68%, for the quarter ended March 31, 1997 over the comparable period in 1996. $1.4 million of the increase came from sales of Application Manager, fisCAL, and Laser Pro Mortgage, all products from April 1996 acquisitions. Laser Pro continues to show strong performance, supplying the remaining $0.4 million increase recorded in the lending products group. As a percentage of total license fee revenues, lending products accounted for 52% for the three month period ended March 31, 1997, compared to 43% for the same period in 1996. Of particular interest, Laser Pro revenue from major accounts doubled to $1.4 million for the quarter ended March 31, 1997 compared to the comparable quarter in 1996.

Retail delivery products increased $0.1 million, or 7%, for the quarter ended March 31, 1997, over the comparable period in 1996. As a percentage of total license revenue, first quarter retail delivery products revenue declined from 21% in 1996 to 15% in 1997. Growth in branch automation sales of $0.5 million (including both Encore! And OnLine products) offset a transitional quarter for Encore! Call Center when the newly engineered replacement call center product was introduced during the first quarter, and efforts to sell the older call center product were discontinued.

License fees from the sale of electronic delivery products were approximately level for the quarter ended March 31, 1997, compared to the same period a year ago. The growth in license fees for the Encore! Personal Branch home banking products of $0.3 million, or 44% over the same period of 1996 offset a decline in remittance processing revenues. As of March 31, 1997, Encore! Personal Branch has been licensed to 174 financial institutions.

Marketing products license fee revenue grew $0.2 million, for the quarter ended March 31, 1997 compared to the same period of 1996. Encore! Desktop, released in the second quarter of 1996, accounted for this increase, offsetting a decline in the ProActive fair lending product during the quarter. As a percentage of Company license fee revenue, marketing products accounted for 5% in the first quarter of 1997, compared to 3% for the same period a year ago.

Stargate connectivity products grew to $0.2 million in the three month period ended March 31, 1997 from approximately zero for the same period a year earlier. Volumes for these products are tied closely to the Company's sales of its various products to larger institutions and through third party host software providers. To the extent sales to larger institutions increase, license revenue for Stargate connectivity products would be expected to increase.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $2.4 million, or 57%, for the quarter ended March 31, 1997 over the comparable period in 1996. Service and support fees for products acquired in April 1996 accounted for $1.7 million of this increase, with the remaining increase directly attributable to growth in the Company's existing customer base for its products.


OTHER REVENUE. Other revenue includes Vendor Payment Systems' processing fees, sales of preprinted forms and supplies, and certain consulting revenue. This revenue increased $0.3 million, or 42%, for the quarter ended March 31, 1997, over the comparable period in 1996. Other revenue declined to 7% of total revenue for the first quarter of 1997, compared to 8% for the comparable period in 1996. The acquisition of Vendor Payment Systems in April 1996 was the primary cause for the increase in absolute dollars in this revenue category. The Company does not expect this category of revenue to grow significantly in the future.

COST OF REVENUE
Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $2.0 million, or 56%, to $5.6 million for the quarter ended March 31, 1997 over the comparable period in 1996. Of this increase, $1.6 million resulted from the companies acquired in April 1996, and the remainder of the increase is attributable to additional personnel required to support the increased installed base of customers and increased software amortization. As the breadth of the Company's product line has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue. Software amortization was $0.6 million for the quarter ended March 31, 1997 as compared to $0.4 million for 1996.

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

The Company's gross margin in the first quarter of 1997 declined to 65% from 67% in the comparable period of 1996. This decline was primarily attributable to four factors: increased software amortization, a shift in product mix an increasing number of major account sales requiring more complex implementation and support services, and increased royalty expenses for products acquired through acquisitions.

During 1996, several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs, which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. In the first quarter of 1997 the Company amortized $0.4 million and $0.2 million of internally developed and purchased software development costs, respectively. This represented an increase from the prior year first quarter of $0.1 million of amortized internally developed software costs, and $0.1 million in amortized purchased software costs. The Company expects that the amount of software amortization in 1997 will materially exceed the amount amortized in 1996.

The Company capitalized $1.5 million in software development costs in the quarter ended March 31, 1997. Capitalized software development costs net of accumulated amortization were $9.4 million as of March 31, 1997, up from $5.0 million as of March 31, 1996. The Company anticipates that the amount of software development costs it will capitalize in 1997 will be less than in 1996.

Finally, the Company's product mix was comprised of an increased portion of products with higher implementation costs and of acquired products with associated royalty expenses.

The Company expects this shift in product mix to continue in future periods, which may continue to adversely affect the Company's gross margin.

OPERATING EXPENSES
SALES AND MARKETING. Sales and marketing expenses increased to $3.4 million, or 22% of revenue, for the quarter ended March 31, 1997, compared to $2.8 million, or 26% of revenue in the comparable period of 1996. Substantially all of the $0.6 million increase for the quarter ended March 31, 1997, was attributable to the companies acquired in April 1996. None of these acquired organizations had significant sales and marketing operations prior to such acquisition. The decrease in expenses as a percentage of revenue is primarily a result of revenue from acquired companies and new products sold through the Company's existing national direct sales and telemarketing operations.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses net of software capitalization stayed at 18% of revenue in the first quarter of 1997, increasing in absolute terms from $2.0 million in the first quarter of 1996 to $2.9 million in the comparable period of 1997. The companies acquired in April 1996 accounted for $0.4 million of the increase for the quarter ended March 31, 1997. In addition to the acquisitions, increases in product development expenses were largely the result of increased staffing in the development areas of the Company, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's electronic delivery products. The expenses associated with these activities were partially offset by increased capitalization of software development efforts. Software development costs capitalized were $1.5 million and $1.0 million for the first quarters of 1997 and 1996, respectively. The Company will continue to commit significant resources to product development efforts, although such expenses are not expected to vary significantly as a percentage of revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.8 million for the quarter ended March 31, 1997 compared to $1.1 million for the same period in 1996. General and administrative expenses were the only category of operating expenses to increase as a percentage of revenue, rising from 10% to 11% of revenue for the first quarter of 1996 and 1997, respectively. This increase was a result of investments in systems and infrastructure necessitated by the growth of the Company in recent periods and will provide the foundation needed to accommodate future growth plans. Successful integration of administrative costs of the April acquisitions served to accentuate the impact of these investments. The Company does not expect general and administrative expense to increase significantly in future quarters of 1997.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over lives ranging from five to seven years. The increase to $0.3 million for the quarter ended March 31, 1997 from $0.1 million for the comparable period of 1996 was directly attributable to the April 1996 acquisitions of five companies.

NON-OPERATING INCOME
The most significant non-operating item for the Company this quarter was a $0.5 million charge due to cancellation of a supplemental stock offering this quarter. The Company's Board of Directors decided in February to forego this offering based on the determination that the stock price at which the Company would be required to offer the shares would be insufficient to justify the dilution effect on existing shareholders.

Other non-operating income, which consists primarily of interest income and expense, was approximately zero for the first quarter of 1997, down from $0.1 million for the first quarter of 1996. This change is due to the Company's change in cash position following the April 1996 acquisitions, for which a significant amount of cash was used.

PROVISION FOR INCOME TAXES
The effective tax rate for the three months ended March 31, 1997 was 44%, compared to the 41% rate experienced during the comparable period in 1996. This increase in the effective rate is primarily due to increasing amounts of non-deductible royalty and amortization expense resulting from the Company's various acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
Working capital at March 31, 1997 was $3.1 million compared to $2.7 million at December 31, 1996. The current ratio remained relatively constant at 1.2:1 at March 31, 1997 compared to 1.1:1 at December 31, 1996.

Operations provided $1.2 million in cash for the quarter ended March 31, 1997. Net income, excluding non-cash items, provided $2.2 million during the quarter, with another $3.1 million attributable to the seasonal decline in accounts receivable, resulting from the Company's annual maintenance billing cycle. The major operating uses of funds during the period included $2.4 million attributable to a decline in accrued expenses due primarily to the payment of bonus and commission amounts for 1996 performance directly related to the Company's success in 1996 and an additional $1.0 million related to the decline in deferred revenue, another result of the annual maintenance billing pattern.

Net cash used in investing activities was $2.4 million for the quarter ended March 31, 1997. Approximately $1.5 million of this amount was due to increased investment in software development on new and existing products to fuel future Company growth, such as the Laser Pro Mortgage and forthcoming Laser Pro 5.0 Windows based products. Investments in Company infrastructure necessary to accommodate the Company's continuing expansion, both in physical space and in systems requirements, used another $0.9 million.

Cash provided by financing activities of $1.2 million during the quarter ended March 31, 1997, primarily resulted from $2.0 million in borrowings from the bank line of credit facility, offset by the payment of approximately $0.9 million in notes related to the April 1996 acquisitions. In addition, $0.3 million of cash was provided by the exercise of stock options and $0.1 million was used for payments on long term debt.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a $7.5 million revolving line of credit with the Company's principal bank, of which $3.6 million had been used at March 31, 1997.

The Company believes that funds expected to be generated from existing operations and borrowings under its revolving line of credit will provide the Company with sufficient funds to finance its operations. However, any significant new acquisitions or investments would require additional financing. In the short term, any such additional financing would most likely take the form of convertible debt. In the longer term, the Company plans to revisit the alternative of a stock offering. No assurance can be given that additional financing will be available or, that if available, such financing will be obtainable on terms favorable to the Company or its shareholders.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

 11   Calculations of Net Income Per Share
 27   Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 8, 1997                 CFI PROSERVICES, INC.

                                    By: /s/ MATTHEW W. CHAPMAN
                                        ---------------------------------
                                    Matthew W. Chapman
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    By: /s/ FRED HALL
                                        ---------------------------------
                                    Fred Hall
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)