Form 10-K405/A
period 1996-12-31
CFI PROSERVICES INC
filed 1997-05-21
CIK 908180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                              --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]   No [ ]

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

                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1997 Annual Meeting which was filed on April 11, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (3) EXHIBITS INCLUDED HEREIN:

 27             Financial Data Schedule

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1997
      ------------

                                        CFI PROSERVICES, INC.

                                        By:/s/MATTHEW W. CHAPMAN
                                           ---------------------
                                           Matthew W. Chapman
                                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on May 13, 1997.

Signature                     Title
---------                     -----

/s/ MATTHEW W. CHAPMAN             Chairman and Chief Executive Officer
----------------------             (Principal Executive Officer)
Matthew W. Chapman

/s/ FRED HALL                      Vice President and Chief Financial Officer
----------------------             (Principal Financial and Accounting Officer)
Fred Hall

/s/ ROBERT P. CHAMNESS             Director, President and Chief Operating
----------------------             Officer
Robert P. Chamness

/s/ ROBERT T. JETT                 Director, Executive Vice President and
----------------------             Secretary
Robert T. Jett

/s/ BRIAN P. MURPHY                Director
----------------------
Brian P. Murphy

/s/ LORRAINE O. LEGG               Director
----------------------
Lorraine O. Legg

/s/ DAVID G. GOLDEN                Director
----------------------
David G. Golden

/s/ ERAN S. ASHANY                 Director
----------------------
Eran S. Ashany