Form 10-Q
period 1997-06-30
CFI PROSERVICES INC
filed 1997-08-13
CIK 908180

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              __________________

                                  FORM 10-Q
                              __________________


      (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from     to
                                    -----   -----
                         Commission file number 0-21980
                              __________________

                              CFI PROSERVICES, INC.
             (Exact name of registrant as specified in its charter)


            Oregon                                     93-0704365
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


400 SW Sixth Avenue, Portland, Oregon                       97204
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code:  503-274-7280
                              __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X           No
                         -------           -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                              4,895,467
          (Class)                                 (Outstanding at July 31, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              CFI PROSERVICES, INC.
                                    FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -June 30, 1997 and December 31, 1996    2

         Consolidated Statements of Operations - Three and Six Months
         Ended June 30, 1997 and 1996                                        3

         Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 1997 and 1996                                              4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19

                             CFI PROSERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                              DOLLARS IN THOUSANDS

                                                                 June 30,    December 31,
                                                                   1997          1996
                                                               ------------  ------------
ASSETS
Current Assets:
  Accounts receivable, net of allowances of  $1,792 and $1,303    $  20,270     $  23,307
  Inventory                                                             170           156
  Deferred tax asset                                                    643           643
  Prepaid expenses and other current assets                           2,003         1,659
                                                                  ---------     ---------
          Total Current Assets                                       23,086        25,765

Property and Equipment, net of accumulated
  depreciation of $6,766 and $5,596                                   5,421         4,805
Software Development Costs, net of accumulated
  amortization of $3,539 and $2,585                                  10,388         8,327
Purchased Software Costs, net of accumulated
  amortization of $1,613 and $1,229                                     695         1,079
Other Intangibles, net of accumulated amortization
  of $2,310 and $1,455                                                6,004         6,704
Other Assets, including Deferred Taxes                                  508           165
                                                                  ---------     ---------
          Total Assets                                            $  46,102     $  46,845
                                                                  ---------     ---------
                                                                  ---------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                                       $  7        $  425
  Accounts payable                                                    2,196         2,884
  Accrued expenses                                                    3,216         5,408
  Deferred revenues                                                   7,757        10,445
  Customer deposits                                                   1,695           869
  Notes payable                                                       3,987         2,896
  Income taxes payable                                                  683            46
                                                                  ---------     ---------
          Total Current Liabilities                                  19,541        22,973

Long-Term Debt, less current portion                                  2,603         2,880
                                                                  ---------     ---------
          Total Liabilities                                          22,144        25,853

Mandatory Redeemable Class A Preferred Stock                            750           754

Shareholders' Equity:
  Series Preferred Stock, 5,000,000 shares authorized,
    none issued and outstanding                                         -             -
  Common Stock, no par value, 10,000,000
    shares authorized and 4,895,242 and 4,824,973
    shares issued and outstanding                                    18,523        17,745
  Retained earnings                                                   4,685         2,493
                                                                  ---------     ---------
          Total Shareholders' Equity                                 23,208        20,238
                                                                  ---------     ---------
          Total Liabilities and Shareholders' Equity              $  46,102     $  46,845
                                                                  ---------     ---------
                                                                  ---------     ---------


                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                              CFI PROSERVICE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  Three Months Ended June 30,  Six Months Ended June 30,
                                                      1997          1996         1997        1996
                                                   ---------      --------    ---------   ---------
REVENUE
  Software license fees                            $  10,028      $  8,852    $  18,285   $  14,852
  Service and Support                                  6,816         5,724       13,380       9,898
  Other                                                1,036           823        2,217       1,657
                                                   ---------      --------    ---------   ---------
          Total Revenue                               17,880        15,399       33,882      26,407
COST OF REVENUE                                        6,010         5,150       11,640       8,795
                                                   ---------      --------    ---------   ---------
          Gross Profit                                11,870        10,249       22,243      17,612
OPERATING EXPENSES
  Sales and marketing                                  3,808         3,386        7,250       6,188
  Product development                                  2,994         3,051        5,941       5,059
  General and administrative                           2,038         1,422        3,789       2,503
  Amortization of intangibles                            316           352          629         422
  Acquired in-process research and development           -           8,030          -       8,030
                                                   ---------      --------    ---------   ---------
          Total Operating Expenses                     9,156        16,241       17,609      22,202
                                                   ---------      --------    ---------   ---------
          Income (Loss) From Operations                2,714        (5,992)       4,634      (4,590)
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                      (123)          (39)        (207)        (46)
  Interest income                                         32            81          102         198
  Canceled stock offering costs                            -             -         (487)         -
  Other, net                                             (37)            6          (41)          9
                                                   ---------      --------    ---------   ---------
          Total Non-operating Income (Expense)          (128)           48         (633)        161
                                                   ---------      --------    ---------   ---------
INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                         2,586        (5,944)       4,000      (4,429)
PROVISION FOR (BENEFIT FROM) INCOME TAXES              1,138        (1,909)       1,760      (1,288)
                                                   ---------      --------    ---------   ---------
NET INCOME (LOSS)                                      1,448        (4,035)       2,240      (3,141)
PREFERRED STOCK DIVIDEND                                  24            24           48          48
                                                   ---------      --------    ---------   ---------
NET INCOME (LOSS) APPLICABLE TO COMMON              $  1,424     $  (4,059)    $  2,192   $  (3,189)
                                                   ---------      --------    ---------   ---------
                                                   ---------      --------    ---------   ---------
NET INCOME (LOSS) PER SHARE                         $   0.28     $   (0.84)    $   0.43   $   (0.66)
                                                   ---------      --------    ---------   ---------
                                                   ---------      --------    ---------   ---------
SHARES USED IN PER SHARE CALCULATIONS                  5,128         4,787        5,135       4,834
                                                   ---------      --------    ---------   ---------
                                                   ---------      --------    ---------   ---------


   The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                Six months ended June 30,
                                                                                   1997           1996
                                                                                 --------      ---------
Cash  flows from operating activities:
   Net income (loss) applicable to common shareholders                           $  2,192      $  (3,189)
   Adjustments to reconcile net income (loss) applicable to
      common shareholders to cash provided by operating activities:
         Depreciation and amortization                                              3,362          2,040
         Write-off of in-process research and development                             -            8,030
         Deferred income taxes                                                        -           (2,076)
         Interest accreted (payments made) on mandatory
           redeemable preferred stock, net                                             (4)            (4)
         (Increase) decrease in assets, net of effects from
           purchase of businesses:
            Receivables, net                                                        2,694          2,158
            Income taxes receivable                                                   -             (707)
            Inventories, net                                                          (14)            17
            Prepaid expenses and other current assets                                (344)          (167)
         Increase (decrease) in liabilities, net of effects from
           purchase of businesses:
            Drafts payable                                                           (418)            -
            Accounts payable                                                         (688)          (490)
            Accrued expenses                                                       (2,347)         1,841
            Deferred revenues                                                      (2,688)        (1,994)
            Customer deposits                                                         826            757
            Other current liabilities                                                 -             (339)
            Income taxes payable                                                    1,060            152
                                                                                 --------       ---------
               Net cash provided by operating activities                            3,631          6,029

Cash flows from investing activities:
   Expenditures for property and equipment                                         (1,786)           (971)
   Software development costs capitalized                                          (3,014)         (1,916)
   Expenditures for purchased software                                                -               (20)
   Expenditures for other intangibles                                                 -              (225)
   Proceeds from sale/maturity of investments                                         -             2,826
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                                                   -            (2,295)
   Cash paid for acquisition of Input Creations, Inc.                                 -            (2,107)
   Cash paid for other acquisitions                                                   -              (812)
   Other assets                                                                       -               353
                                                                                 --------        --------
               Net cash used in investing activities                               (4,800)         (5,167)

Cash flows from financing activities:
   Net proceeds from line of credit                                                 2,159            -
   Payments on notes payable                                                       (1,068)         (2,998)
   Payments on long-term debt                                                        (277)           (323)
   Proceeds from issuance of common stock                                             355             954
                                                                                 --------        --------
               Net cash provided by (used in) financing activities                  1,169          (2,367)
                                                                                 --------        --------
Increase (decrease) in cash and cash equivalents                                      -            (1,505)

Cash and cash equivalents:
   Beginning of period                                                                -             4,844
                                                                                 --------        --------
   End of period                                                                 $    -          $  3,339
                                                                                 --------        --------
                                                                                 --------        --------


   The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                        AMOUNTS OR AS OTHERWISE INDICATED)
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from CFI ProServices, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: LINE OF CREDIT
Effective June 1, 1997, the Company negotiated to increase the amount of credit available under its line of credit from $7.5 million to the lesser of $9.0 million or 50% of accounts receivable and to change the expiration date to May 1, 1998. Total borrowings under the line of credit at June 30, 1997 were $3.8 million.

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                      Six Months Ended June 30,
                                                          1997         1996
                                                        --------     --------
Cash paid during the period for income taxes             $  698      $  1,339
Cash paid during the period for interest                    253            46
Issuance of Common Stock in relation to
     acquisitions                                             -           277
Issuance of notes payable and other long-term
     liabilities in relation to acquisitions                  -         7,560
Tax benefit from exercise of nonqualified stock
     options                                                423           152
Increase in intangibles for accrued acquisition
     related royalties                                      155             -


NOTE 4: ACQUISITIONS
In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of four other software companies in four separate transactions. The companies acquired were OnLine Financial Communication Systems, Inc. ("OnLIne"), COIN Banking Systems, Inc. ("COIN"), Input Creations, Inc. ("Input"), Pathways Software, Inc. and The Halcyon Group, Inc. All of these acquisitions were accounted for as purchases. The combined purchase prices totaled $13.8 million plus certain contingent royalties tied to future revenue production or to software conversions. The $13.8 million included $5.2 million of cash, $7.6 million in notes payable and other long-term liabilities,

$267,000 of Common Stock and $0.7 million of other assumed liabilities. In conjunction with these acquisitions, the Company recorded $4.1 million of goodwill which is being amortized ratably over a seven year period and $8.0 million ($5.2 million net of tax benefits) of acquired in-process research and development, all of which was expensed currently.

Unaudited proforma results of operations, including results of OnLine, COIN and Input (the other companies are not considered significant either individually or in the aggregate and are therefore, to the extent that they are not already included in the actual results, not included in the unaudited proforma information) for the three month and six month periods ended June 30, 1996, assuming such acquisitions occurred at the beginning of the periods, are as follows:


                                              Three Months Ended    Six Months Ended
                                                June 30, 1996         June 30, 1996
                                              ------------------    ----------------
Total revenues                                    $  15,399             $  29,372
Net income (loss) applicable to common stock         (4,059)               (3,141)
Earnings (loss) per share                             (0.65)                (0.65)


NOTE 5: EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable to or slightly higher than the currently presented primary net income per share, as the dilutive effect of stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to or slightly lower than the currently presented primary net income per share, since the calculation of diluted net income per share will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company is required to adopt SFAS 128 for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:


                              Three Months Ended June 30,   Six Months Ended June 30,
                              ---------------------------   -------------------------
                                  1997        1996              1997      1996
                                --------    --------         --------   --------
Primary EPS as reported         $  0.28     $  (0.84)         $  0.43   $  (0.66)
Effect of SFAS 128                 0.01         0.00             0.01       0.00
                                --------    --------         --------   --------
Basic EPS as restated           $  0.29     $  (0.84)         $  0.44   $  (0.66)
                                --------    --------         --------   --------
                                --------    --------         --------   --------

Fully diluted EPS as reported   $  0.28     $  (0.84)         $  0.43   $  (0.66)
Effect of SFAS 128                 0.00         0.00             0.00       0.00
                                --------    --------         --------   --------
Diluted EPS as restated         $  0.28     $  (0.84)         $  0.43   $  (0.66)
                                --------    --------         --------   --------
                                --------    --------         --------   --------


NOTE 6: RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS FILING.

OVERVIEW

CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Nearly 5,000 financial institutions have licensed one or more of the Company's products.

During 1993, substantially all of the Company's revenue was derived from the Company's Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into five product groups: lending, retail delivery, electronic delivery, marketing, and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. For the three month and six month periods ended June 30, 1997, revenue from these two products decreased to 46% of the Company's total revenue, from 51% and 55% for the same periods in 1996.

CFI generates recurring revenue from software maintenance agreements. For the three month and six month periods ended June 30, 1997, service and support fees revenue accounted for approximately 38% and 40% of consolidated revenue, respectively. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing banking regulations.

The Company's cost structure is relatively fixed and cost of revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. In addition, any failure to achieve revenue targets in a particular period would adversely affect profit margins for that period.

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

The Company's backlog as of June 30, 1997, was approximately $11.3 million, as compared to approximately $8.0 million and $3.8 million at the end of the second quarters of 1996 and 1995, respectively. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to convert to revenue within the next twelve months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES

The Company has expanded its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed the following ten acquisitions since June 1994.


COMPANY                           DATE ACQUIRED       PRINCIPAL PRODUCTS/MARKETS ACQUIRED
-------                           -------------       -----------------------------------
Assets of the Products Division     June 1994         Access to customers in certain midwestern
  of Professional Bank                                states for the Company's compliance products
  Systems, Inc.
The Genesys Solutions Group, Inc.   September 1994    Call center software
Texas Southwest Technology Group    April 1995        StarGate connectivity products and ACH products
Culverin Corporation                November 1995     Encore! Platform and teller branch automation
                                                      products and RPxpress! remittance processing product
OnLine Financial Communications     April 1996        Over 1,000 branch automation customers employing
  Systems, Inc.                                       DOS-based technology
COIN Banking Systems, Inc.          April 1996        Application Manager indirect lending product
Assets of Input Creations, Inc.     April 1996        LOANscape mortgage lending product
Assets of Halcyon Group, Inc.       April 1996        fisCAL loan decision support product and TriScore
Assets of Pathways Software, Inc.   April 1996        LoansPlus neural net loan decision support and portfolio management product
Vendor Payment Systems, Inc.        April 1996        Bill payment services company


There can be no assurance that any of these or future acquisitions will have a favorable impact on the performance of the Company. The Company believes that it has achieved its objectives of growth and broadening its product offerings and customer base through this acquisition program and intends to continue to pursue acquisitions. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies.

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

From time to time, the Company may also evaluate establishing new business operations or making minority investments in new business ventures, including joint ventures.

In March 1997, CFI announced the creation of Lori Mae (Loan Origination Management and Exchange Corp.), a company that will securitize small business loans originated by community banks. The Company expects to invest approximately $1.0 million for up to 50% ownership in the venture. The Company will use the equity method to account for its investment. Lori Mae leverages the strength of the Company's Laser Pro Closing and Laser Pro fisCAL Analyzer products, which are the required software for financial institutions participating in this securitization opportunity. The Company believes that this venture will not only contribute commissions from the securitization transactions but, by giving CFI's lending suite of products another competitive edge over the competition, will serve to further strengthen and expand the Company's leadership in the market for lending products. Still in its initial stages of execution at this point, Lori Mae is not expected to materially affect CFI's financial results in 1997.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30               JUNE 30
                                            ------------------     ----------------
                                              1997     1996         1997      1996
                                              ----     ----         ----      ----
Revenue
  Software license fees. . . . . . . . . . .   56.1%     57.5%       54.0%     56.2%
  Service and support. . . . . . . . . . . .   38.1      37.2        39.5      37.5
  Other. . . . . . . . . . . . . . . . . . .    5.8       5.3         6.5       6.3
                                              -----     -----       -----     -----
Total revenue. . . . . . . . . . . . . . . .  100.0     100.0       100.0     100.0
Gross profit . . . . . . . . . . . . . . . .   66.4      66.6        65.6      66.7
Operating expenses
  Sales and marketing. . . . . . . . . . . .   21.3      22.0        21.4      23.4
  Product development. . . . . . . . . . . .   16.7      19.8        17.5      19.2
  General and administrative . . . . . . . .   11.4       9.2        11.2       9.5
  Amortization of intangibles. . . . . . . .    1.8       2.3         1.8       1.6
  Acquired in-process research and
    development and restructuring. . . . . .      -      52.2           -      30.4
                                              -----     -----       -----     -----
Total operating expenses . . . . . . . . . .   51.2     105.5        51.9      84.1
                                              -----     -----       -----     -----
Income (loss) from operations. . . . . . . .   15.2     (38.9)       13.7     (17.4)
Non-operating income (expense) . . . . . . .   (0.7)      0.3        (1.9)      0.6
                                              -----     -----       -----     -----
Income (loss) before income taxes. . . . . .   14.5     (38.6)       11.8     (16.8)
Provision for (benefit from) income taxes. .    6.4     (12.4)        5.2      (4.9)
Preferred stock dividend . . . . . . . . . .    0.1       0.2         0.1       0.2
                                              -----     -----       -----     -----
Net income (loss) applicable to
  common shareholders. . . . . . . . . . . .    8.0%   (26.4%)        6.5%   (12.1%)
                                              -----     -----       -----     -----
                                              -----     -----       -----     -----


The following table sets forth percentage changes, period over period, in the statements of income data of the Company:


                                                        THREE MONTHS    SIX MONTHS
                                                         ENDED JUNE     ENDED JUNE
                                                       30, 1997 OVER   30, 1997 OVER
                                                       JUNE 30, 1996   JUNE 30, 1996
                                                       -------------   -------------
Revenue
  Software license fees. . . . . . . . . . . . . . . .        13.3%        23.1%
  Service and support. . . . . . . . . . . . . . . . .        19.1         35.2
  Other. . . . . . . . . . . . . . . . . . . . . . . .        25.9         33.8
                                                         ---------    ---------
Total revenue. . . . . . . . . . . . . . . . . . . . .        16.1         28.3
Gross profit . . . . . . . . . . . . . . . . . . . . .        15.8         26.3
Operating expenses
  Sales and marketing. . . . . . . . . . . . . . . . .        12.5         17.2
  Product development. . . . . . . . . . . . . . . . .        (1.9)        17.4
  General and administrative . . . . . . . . . . . . .        43.3         51.4
   Amortization of intangibles . . . . . . . . . . . .       (10.1)        49.1
   Acquired in-process research and development and
  restructuring. . . . . . . . . . . . . . . . . . . .      (100.0)      (100.0)
                                                         ---------    ---------
Total operating expenses . . . . . . . . . . . . . . .       (43.6)       (20.7)
                                                         ---------    ---------
Income (loss) from operations. . . . . . . . . . . . .      (145.3)      (200.9)
Non-operating income (expense) . . . . . . . . . . . .      (366.3)      (493.5)(1)
                                                         ---------    ---------
Income (loss) before income taxes. . . . . . . . . . .      (143.5)      (190.3)(1)
Provision for (benefit from) income taxes. . . . . . .      (159.6)      (236.6)(1)
                                                         ---------    ---------
Net income (loss) applicable to common shareholders. .      (135.1%)     (168.7%)(1)
                                                         ---------    ---------
                                                         ---------    ---------


(1) Without the $0.5 million charge due to cancellation of a supplemental stock offering in the first quarter of 1997, the change for non-operating income (expense), income (loss) before income taxes, provision for (benefit from) income taxes, and net income (loss) applicable to common shareholders would have been (189.3)%, (201.4)%, (253.4)%, and (177.3)%, respectively, for the six months ended June 30, 1997.

REVENUE

Total revenue increased 16% to $17.9 million and 28% to $33.9 million for the three month and six month periods ended June 30, 1997, respectively, compared to $15.4 million and $26.4 million for the comparable periods in 1996.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization, and fees related to implementing software and systems at customer sites.

Software license fees increased 13% to $10.0 million and 23% to $18.3 million for the three month and six month periods ended June 30, 1997, from $8.9 million and $14.9 million for the comparable periods in 1996. The increases for both the quarter and year to date are due to strength in all areas of lending products and Encore! Branch Automation, and more than offset weakness in the areas of electronic delivery, call center, remittance, and fair lending.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                          THREE MONTHS         SIX MONTHS
                                         ENDED JUNE 30        ENDED JUNE 30
                                         -------------        -------------
                                         1997    1996         1997     1996
                                        -----   -----        -----    -----
Lending Products . . . . . . . . . .     52.5%   40.9%        51.7%    41.5%
Retail Delivery Products . . . . . .     34.1    49.1         31.6     46.5
Electronic Delivery Products . . . .      6.2     4.6          8.6      7.1
Marketing Products . . . . . . . . .      3.5     0.6          4.2      1.6
Connectivity Products. . . . . . . .      3.7     4.8          3.9      3.3
                                        -----   -----        -----    -----
Total Software . . . . . . . . . . .    100.0%  100.0%       100.0%   100.0%
                                        -----   -----        -----    -----
                                        -----   -----        -----    -----

Lending products license revenue grew $1.6 million, or 45%, and $3.3 million, or 53%, for the three month and six month periods ended June 30, 1997, respectively. For the quarter, growth in this product group was led by a $0.9 million increase in Laser Pro Closing and a $0.5 million increase for Laser Pro Mortgage, with an approximate doubling of Laser Pro fisCAL Analyzer revenue accounting for the remaining increase. For the year so far, all products in the lending group have shown gains, with $1.0 million in Laser Pro growth, $0.9 million in Laser Pro Mortgage, and $0.7 million each for Laser Pro fisCAL Analyzer and Laser Pro Application Manager. The Company continues to show progress in selling its products to large customers, with major account sales for the Laser Pro Closing product growing to $1.5 million this quarter, up 38% from the same period in 1996.

Retail delivery products declined $0.9 million, or 21%, and $1.1 million, or 16%, for the three month and six month periods ended June 30, 1997, respectively, compared to the same periods a year ago. Performance this quarter within this group was mixed, with positive progress made in Encore! Branch Automation, which grew $0.9 million, or 66%, for the quarter and $0.8 million, or 30%, for the year, being offset by declines in other areas. Encore! Call Center, which is still transitioning into sales of the newly engineered replacement call center product released near the end of the first quarter, experienced a $0.3 million, or 75%, decrease in the second quarter, and $0.7 million, or 82%, decrease for the year, compared to the respective periods a year ago. Although the Company is in the process of a large call center installation project, it does not expect significant additional sales until this project reaches a stage at which it can be used as a reference for potential customers later this year. The Company believes that call center sales will begin to accelerate in 1998, but that revenues from this product in 1997 will be at least $2 million short of expectations. The $0.9 million second quarter decline in Deposit Pro revenue versus the second quarter of 1996 is the result of an unusual quarter in 1996 when the Company introduced Windows-based DPWin, leading to a spike in the 1996 second quarter revenues as pent up demand was satisfied. The $0.5 million in license fee revenue for Deposit Pro this quarter represents more normal levels of quarterly sales for the product. Finally, the OnLine Branch Automation product declined 77% to $0.2 million, in line with the Company's plan to move these customers to Encore! Branch Automation and phase out this DOS-based system.

Although results for Encore! Personal Branch, were up $0.2 million, or 54%, and $0.5 million, or 48%, for the first three months and first six months of 1997, respectively, compared to the same periods in 1996, this electronic delivery product has provided weaker than expected license fee revenue so far this year, and this trend is expected to continue for the balance of 1997. The Company expects sales of this product to be at least $4 million short of expectations in 1997. The Company's home banking product has suffered from a delay in the planned introduction of the Internet based WebPB product (just released this quarter) a dependence solely on UNIX based servers that has put it at a price disadvantage to Windows NT based products that compete in this market segment, and the lack of a large installation to demonstrate to the market Encore! Personal Branch's ability to handle large numbers of transactions. Although the Company expects a strong future for the Encore! Personal Branch home banking product, it does not expect Personal Branch to regain its market momentum until 1998, when the Company may realize license revenue from the development efforts currently underway. As of June 30, 1997, Encore! Personal Branch has been licensed to more than 175 financial institutions.

Marketing products license fee revenue grew $0.3 million and $0.5 million for the three month and six month periods ended June 30, 1997, compared to the same periods of 1996. Encore! Desktop, released in the second quarter of 1996, accounted for increases of $0.4 million and $0.7 million for the three month and six month periods ended June 30, 1997, respectively. Pro Active sales continued to be sluggish in the second quarter, declining $0.1 million and $0.2 million for the quarter and year to date, respectively, versus the comparable periods in 1996.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which require the payment of annual or quarterly maintenance fees. Service and support fees increased $1.1 million, or 19%, and $3.5 million, or 35%, for the three month and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996. These increases resulted largely from the increase in the installed base of Company products.

OTHER REVENUE. Other revenue includes Vendor Payment Systems' ("VPS") processing fees, sales of preprinted forms and supplies, and certain consulting revenue. This revenue increased $0.2 million, or 26%, and $0.6 million, or 34%, for the three month and six month periods ended June 30, 1997, over the comparable periods in 1996. The acquisition of VPS in April 1996 was the primary cause for both of these small increases in this revenue category compared to 1996 levels. The Company does not expect this category of revenue to grow significantly in the future.

COST OF REVENUE

Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $0.9 million, or 17%, to $6.0 million and $2.8 million, or 32%, to $11.6 million for the three month and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996. Primary factors leading to the quarterly increase were a $0.3 million increase in amortization expense for developed software costs and a $0.3 million increase in support costs directly related to the Company's installed user base. The remaining increases came from higher software publication costs associated with higher levels of software license sales and update costs to the existing user base, plus increases in VPS bill payment volume. For the year, increases in expenses to support the larger user base (including that acquired as part of the April 1996 acquisitions) accounted for roughly half of the $2.8 million increase, with amortization of developed software costs contributing another $0.5 million increase and the VPS operation (acquired in April 1996 and processing significantly higher volumes in 1997) adding another $0.5 million. The remainder resulted from higher software publication costs directly related to the Company's higher revenue levels.

As a result of recent acquisitions and product development efforts, costs associated with royalty payments and amortization of internally developed and purchased software will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

The Company's gross margin in the second quarter and first half of 1997 declined to 66% from 67% in both the comparable periods of 1996. This decline was primarily attributable to increased software amortization expense in the current year, a shift in product mix, and the increasing number of major account sales requiring more complex implementation and support services. The Company expects gross margins to decline somewhat in the future, due to the expected continued increase in software amortization and royalty expense, and to investments in implementation capacity necessary to support the growth of project oriented business.

During the last twelve months, several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. In the second quarter of 1997 the Company amortized $0.7 million of internally developed and purchased software development costs. This represented an increase of $0.3 million over the second quarter of last year. Developed and purchased software amortization for the first half of 1997 amounted to $1.3 million, compared to $0.8 million for the same period in 1996. The Company expects that the amount of software amortization in 1997 will materially exceed the amount amortized in 1996.

The Company capitalized $1.5 million and $3.0 million in software development costs in the three month and six month periods ended June 30, 1997, respectively, compared to $1.0 million and $1.9 million for the same periods of 1996. Capitalized software development costs net of accumulated amortization were $10.4 million as of June 30, 1997, up from $5.8 million as of June 30, 1996. The Company anticipates that the amount of software development costs it will capitalize in 1997 will be less than in 1996.

Finally, an increased portion of the Company's product sales mix consists of products with higher implementation costs, and of acquired products with associated royalty expenses. The Company expects this shift in product mix to continue in future periods, which may continue to adversely affect the Company's gross margin.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $3.8 million, or 21% of revenues, and to $7.3 million, or 21% of revenues, for the three month and six month periods ended June 30, 1997, respectively, compared to $3.4 million, or 22% of revenues, and $6.2 million, or 23% of revenues, for the same periods in 1996. The increases of $0.4 million and $1.0 million for the quarter and year to date periods, respectively, are directly related to the cost of higher volumes of sales revenue with an additional increase in the first quarter due to the Company's broader array of product offerings after the April 1996 acquisitions. The decrease in expenses as a percentage of revenue is primarily a result of revenue from acquired companies and new products sold through the Company's existing national direct sales and telemarketing operations.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses, excluding software capitalization, of $3.8 million, or 22% of revenue, and $7.8 million, or 23% of revenue, for the three month and six month periods ended June 30, 1997, respectively, are down as a percentage of revenues from $3.9 million, or 25% of revenue, and $6.7 million, or 25% of revenues, for the equivalent periods of 1996. Although development efforts related to the forthcoming Laser Pro 5.0 major upgrade, the enhanced Laser Pro Mortgage product, and the new Windows-based Laser Pro Application Manager products (all scheduled for completion later this year) aggressively continued during the second quarter, this spending was offset by the completion of several other projects, such as Laser Pro Application 5.0, the MS Money interface for Encore! Personal Branch, and WebPB. Capitalization of internally developed software costs increased $0.5 million to $1.5 million and $1.1 million to $3.0 million for the three month and six month periods ended June 30, 1997, respectively, relative to the same periods a year ago. Completion of significant development efforts and increased software capitalization were the two primary forces that drove net product development costs down as a percentage of revenue in 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.0 million and $3.8 million for the three month and six month periods ended June 30, 1997, respectively, compared to $1.4 million and $2.5 million for the same periods in 1996. General and administrative expenses were the only category of operating expenses to increase as a percentage of revenue, rising from 9% to 11% of revenue for both the quarter and year-to-date periods in 1997 compared to the same periods in 1996. This relative growth is due in part to additional systems and infrastructure costs necessary to accommodate growth since the April 1996 acquisitions, and in part due to the Company's higher level of allowance for bad debts, which has been adjusted upward in 1997 to cover a higher relative level of Accounts Receivable related to more major account and project based revenue activity and higher sales volumes overall. As a percentage of revenues, general and administrative expenses have remained flat at 11% through the first two quarters of 1997, and the Company does not expect this expense to increase significantly as a percentage of revenues in any future quarters of 1997.

AMORTIZATION OF INTANGIBLES

Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over periods ranging from five to seven years. The increase to $0.6 million for the six month period ended June 30, 1997, from $0.4 million for the comparable period of 1996 was due to a difference in the level of amortization in the first quarter of 1997, compared to the first quarter of 1996. The increase of first quarter 1997 amortization expense over the prior year first quarter amortization expense was directly attributable to the April 1996 acquisitions of five companies.

NON-OPERATING INCOME

In February 1997, the Company's Board of Directors elected not to proceed with a planned follow-on stock offering of the Company's common stock. The Company took a $0.5 million charge as a result of the cancellation. The Company's Board of Directors determined that the stock price at which the Company would be required to offer the shares was too low and would unfairly dilute the investment of existing shareholders.

Other non-operating income, which consists primarily of interest income and expense, was a net expense of $0.1 million for both the three months and six months ended June 30, 1997, respectively, compared to net non-operating income of $0.1 million and $0.2 million for the same periods of 1996. The April 1996 acquisitions, for which the Company used a significant amount of cash, caused a significant change in the Company's cash position and resultant investment income.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months and six months ended June 30, 1997, was 44%, compared to the 43% rate experienced during the comparable periods in 1996. This increase in the effective rate is primarily due to increasing amounts of non-deductible royalty expense and goodwill amortization levels resulting from the Company's various acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997, was $3.6 million, improving $0.5 million during the second quarter. Aggressive efforts by the Company to convert outstanding receivables into cash resulted in a drop in the Company's days sales outstanding ("DSO") to 104 at June 30, 1997, compared to 114 at the end of the first quarter. This improved days sales outstanding came in spite of the larger proportion of major accounts and project based deals in the Company's revenue stream, both of which tend to increase receivables because of their protracted implementation and testing times and the extended payment schedules associated with these milestone based contracts. As a result of the DSO improvement, the outstanding balance of the Company's revolving line of credit only increased $0.2 million in the current quarter, far less than the $2.0 million increase experienced during the first quarter of the year. The revolving line of credit facility, standing at $3.8 million as of June 30, 1997, was renewed during the second quarter, and now carries a limit of the lesser of $9.0 million or 50% of accounts receivable.

Operations provided $3.6 million in cash for the six months ended June 30, 1997. Net income excluding non-cash items provided $5.6 million during the first half of 1997, with another $2.7 million attributable to both improved collections and the seasonal decline in receivables resulting from the Company's annual maintenance billing cycle, and another $0.8 million was provided in customer deposits related to the Company's increasing frequency of long term milestone-based project business. The major operating uses of funds during the period included $2.3 million attributable to a decline in accrued expenses due primarily to the payment during the first quarter of bonus and commission amounts for 1996 performance directly related to the Company's success in 1996. An additional $2.7 million use of funds was from the decline in deferred revenue, also a result of the annual maintenance billing pattern, and another $1.1 million was used to reduce the Company's drafts payable balance to approximately zero and reduce outstanding accounts payable.

Approximately two-thirds of the $4.8 million net cash used in investing activities for the six month period ended June 30, 1997 was due to increased investment in software development on new and existing products to fuel future Company growth, such as the Laser Pro Mortgage and forthcoming Laser Pro 5.0 Windows based product, both due for completion later this year. Investments in Company infrastructure necessary to accommodate the Company's continuing expansion, both in physical space and in systems requirements, used another $1.8 million.

Cash provided by financing activities of $1.2 million during the six month period ended June 30, 1997, primarily resulted from $2.2 million in net borrowings on the bank line of credit facility, offset by the payment of approximately $1.1 million in notes related to the April 1996 acquisitions. In addition $0.4 million of cash was provided by exercise of stock options and $0.3 million was used by payments on long term debt.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the

Company's operations and a revolving line of credit of up to $9.0 million with the Company's principal bank, of which $3.8 million was outstanding at June 30, 1997.

From time to time, the Company receives contract claims from its customers. In the second quarter of 1997, one of the Company's customers cancelled an $800,000 project with the Company and requested a partial refund of moneys paid and cancellation of unpaid invoices. The Company believes that it has met all of its contractual obligations to this customer and intends to enforce the terms of the agreement.

The Company believes that funds expected to be generated from existing operations and borrowings under its revolving line of credit will provide the Company with sufficient funds to finance its current operations. However, any significant new acquisitions or investments would require additional financing. In the short term, such financing would most likely be in the form of convertible debt; longer term, the Company may reconsider a stock offering. No assurance can be given that additional financing will be available or, that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of the shareholders of the Company was held on May 23, 1997, at which the following actions were taken:

1. The shareholders elected two nominees for Class 1 Director to the Board of Directors of the Company. The two Class 1 Directors elected, along with the voting results are as follows:

Name                  No. of Shares Voting For    No. of Shares Withheld Voting
----                  -----------------------     -----------------------------
Matthew W. Chapman            3,948,206                    12,570
Robert P. Chamness            3,947,706                    13,070

2. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1997 (3,947,981 shares were voted in favor of the appointment, 2,055 shares were voted against and 10,740 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The exhibits filed as part of this report are listed below:

Exhibit Number and Description
------------------------------
10 Amendment No. 7 dated June 1, 1997, to business loan agreement dated November 8, 1995.
11   Calculations of Net Income Per Share
27   Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 6, 1997              CFI PROSERVICES, INC.

                                    By:/s/ MATTHEW W. CHAPMAN
                                       -------------------------------
                                    Matthew W. Chapman
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    By:/s/ FRED HALL
                                       -------------------------------
                                    Fred Hall
                                    Vice President, Chief Financial Officer
                                    Treasurer and Assistant Secretary
                                    (Principal Financial and Accounting Officer)