Form 10-Q
period 1997-09-30
CFI PROSERVICES INC
filed 1997-11-10
CIK 908180

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                  -------------------
                                       FORM 10-Q
                                  -------------------

    (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997
                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________

                            Commission file number 0-21980

                                   ----------------

                                CFI PROSERVICES, INC.
                (Exact name of registrant as specified in its charter)

             Oregon                                       93-0704365
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


    400 SW Sixth Avenue, Portland, Oregon                    97204
   (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code:  503-274-7280
                                   ----------------
    The index to exhibits appears on page 19 of this document.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X              No
                                             ---                ----
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                        4,919,198
        (Class)                           (Outstanding at November 6, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CFI PROSERVICES, INC.
                                      FORM 10-Q
                                        INDEX


PART I - FINANCIAL INFORMATION                                                   Page
------------------------------                                                   ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -September 30, 1997 and December 31, 1996     2

         Consolidated Statements of Operations - Three Months Ended September
         30, 1997 and 1996 and Nine Months Ended September 30, 1997 and 1996       3

         Consolidated Statements of Cash Flows - Nine Months Ended September
         30, 1997 and 1996                                                         4

         Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     7


PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K                                         19

Signatures                                                                        20

                                       1

                                  CFI PROSERVICES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                                    September 30,   December 31,
                                                        1997            1996
                                                    -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $      99    $     -
  Accounts receivable, net of allowances of
   $2,447 and $1,303                                      20,956       23,307
  Inventory                                                  171          156
  Deferred tax asset                                         693          643
  Prepaid expenses and other current assets                1,654        1,659
                                                       ---------    ---------
          Total Current Assets                            23,573       25,765

Property and Equipment, net of accumulated
  depreciation of $7,284 and $5,596                        5,325        4,805
Software Development Costs, net of accumulated
  amortization of $1,923 and $2,585                       10,392        8,327
Purchased Software Costs, net of accumulated
  amortization of $461 and $1,229                            462        1,079
Other Intangibles, net of accumulated amortization
  of $2,759 and $1,455                                     5,753        6,704
Other Assets, including deferred taxes                     1,242          165
                                                       ---------    ---------
          Total Assets                                 $  46,747    $  46,845
                                                       ---------    ---------
                                                       ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                       $       -    $     425
  Accounts payable                                         1,788        2,884
  Accrued expenses                                         3,396        5,408
  Deferred revenues                                        6,885       10,445
  Customer deposits                                        1,458          869
  Bank line of credit                                      4,718        1,627
  Notes payable                                              291        1,269
  Income taxes payable                                       702           46
                                                       ---------    ---------
          Total Current Liabilities                       19,238       22,973

Long-Term Debt, less current portion                       2,345        2,880
                                                       ---------    ---------
          Total Liabilities                               21,583       25,853

Mandatory Redeemable Class A Preferred Stock                 748          754

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                -          -
  Common stock, no par value, 10,000,000
    shares authorized and 4,918,108 and 4,824,973
    shares issued and outstanding                         18,819       17,745
  Retained earnings                                        5,597        2,493
                                                       ---------    ---------
          Total Shareholders' Equity                      24,416       20,238
                                                       ---------    ---------
          Total Liabilities and Shareholders' Equity   $  46,747    $  46,845
                                                       ---------    ---------
                                                       ---------    ---------

The accompanying notes are an integral part of these consolidated balance sheets.

                            CFI PROSERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                                     1997           1996           1997          1996
                                                   --------       --------      ---------     ---------
REVENUE
  Software license fees                            $  9,770       $  9,154      $  28,055     $  24,005
  Service and Support                                 6,772          6,189         20,152        16,087
  Other                                               1,352            919          3,568         2,577
                                                   --------       --------      ---------     ---------
          Total Revenue                              17,894         16,262         51,775        42,669
COST OF REVENUE                                       6,986          5,616         18,626        14,411
                                                   --------       --------      ---------     ---------
          Gross Profit                               10,908         10,646         33,149        28,258
OPERATING EXPENSES
  Sales and marketing                                 3,993          3,337         11,243         9,526
  Product development                                 3,151          2,783          9,092         7,841
  General and administrative                          2,306          1,532          6,095         4,034
  Amortization of intangibles                           315            330            944           752
  Acquired in-process research and development            -              -              -         8,030
                                                   --------       --------      ---------     ---------
          Total Operating Expenses                    9,765          7,982         27,374        30,183
                                                   --------       --------      ---------     ---------
          Income (Loss) From Operations               1,143          2,664          5,775        (1,925)
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                     (122)           (45)          (329)          (91)
  Interest income                                        33             39            135           237
  Cancelled stock offering costs                          -              -           (487)          -
  Gain on sale of operating division                    628              -            628           -
  Other, net                                            (10)           (43)           (51)          (34)
                                                   --------       --------      ---------     ---------
          Total Non-operating Income (Expense)          529            (49)          (104)          112
                                                   --------       --------      ---------     ---------
INCOME (LOSS) BEFORE PROVISION FOR
   (BENEFIT FROM) INCOME TAXES                        1,672          2,615          5,671        (1,813)
PROVISION FOR (BENEFIT FROM) INCOME TAXES               735          1,123          2,495          (163)
                                                   --------       --------      ---------     ---------
NET INCOME (LOSS)                                       937          1,492          3,176        (1,650)
PREFERRED STOCK DIVIDEND                                 24             24             72            72
                                                   --------       --------      ---------     ---------
NET INCOME (LOSS) APPLICABLE TO COMMON              $   913       $  1,468       $  3,104      $ (1,722)
                                                   --------       --------      ---------     ---------
                                                   --------       --------      ---------     ---------
NET INCOME (LOSS) PER SHARE                         $  0.18       $   0.28       $   0.61      $  (0.36)
                                                   --------       --------      ---------     ---------
                                                   --------       --------      ---------     ---------
SHARES USED IN PER SHARE CALCULATIONS                 5,122          5,194          5,130         4,746
                                                   --------       --------      ---------     ---------
                                                   --------       --------      ---------     ---------

The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                        Nine Months Ended September 30,
                                                                              1997           1996
                                                                            --------      ---------
Cash  flows from operating activities:
   Net income (loss) applicable to common shareholders                      $  3,104       $ (1,722)
   Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:
         Depreciation and amortization                                         5,295          3,358
         Write-off of in-process research and development                          -          8,030
         Gain on sale of property and equipment                                    -            (10)
         Gain on sale of operating division                                     (628)           -
         Deferred income taxes                                                   (50)        (2,076)
         Interest accreted (payments made) on mandatory
           redeemable preferred stock, net                                        (6)            (5)
         (Increase) decrease in assets, net of effects from
           purchase of businesses:
            Receivable, net                                                    1,892          1,887
            Income taxes receivable                                                -            547
            Inventories, net                                                     (15)            60
            Prepaid expenses and other current assets                              5            489
         Increase (decrease) in liabilities, net of effects from
           purchase of businesses:
            Drafts payable                                                      (425)           -
            Accounts payable                                                  (1,096)          (105)
            Accrued expenses                                                  (2,359)         1,251
            Deferred revenues                                                 (3,560)        (2,955)
            Customer deposits                                                    589           (441)
            Other current liabilities                                              -           (338)
            Income Taxes Payable                                               1,080            -
                                                                            --------      ---------
               Net cash provided by operating activities                       3,826          7,970

Cash flows from investing activities:
   Expenditures for property and equipment                                    (2,257)        (2,084)
   Software development costs capitalized                                     (3,785)        (3,685)
   Expenditures for purchased software                                             -            (20)
   Proceeds from sale of operating division                                       87           -
   Proceeds from sale/maturity of investments                                      -          2,826
   Proceeds from sale of property and equipment                                    -             19
   Investment in Vendor Payment Systems, Inc.                                      -           (359)
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                                                -         (2,295)
   Cash paid for acquisition of Input Creations, Inc.                              -         (2,107)
   Cash paid for other acquisitions                                                -           (812)
   Other assets                                                                    -            353
                                                                            --------      ---------
               Net cash used in investing activities                          (5,955)        (8,164)

Cash flows from financing activities:
   Net proceeds from line of credit                                            3,091          1,627
   Payments on notes payable                                                    (978)        (6,910)
   Payments on long-term debt                                                   (535)          (323)
   Proceeds from issuance of common stock                                        650          1,142
                                                                            --------      ---------
               Net cash provided by (used in) financing activities             2,228         (4,464)
                                                                            --------      ---------
Increase (decrease) in cash and cash equivalents                                  99         (4,658)
Cash and cash equivalents:
   Beginning of period                                                             -          4,844
                                                                            --------      ---------
   End of period                                                               $  99         $  186
                                                                            --------      ---------
                                                                            --------      ---------

The accompanying notes are an integral part of these consolidated statements.

                                CFI PROSERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS
                              OR AS OTHERWISE INDICATED)
                                     (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and nine month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from the audited financial statements contained in the Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the Company). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: LINE OF CREDIT
Effective June 1, 1997, the Company negotiated to increase the amount of credit available under its line of credit from $7.5 million to the lesser of $9.0 million or 50% of accounts receivable and to change the expiration date to May 1, 1998. Total borrowings under the line of credit at September 30, 1997 were $4.7 million.

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:


                                                    Nine Months Ended September 30,
                                                          1997          1996
                                                        --------      --------
Cash paid during the period for income taxes            $  1,464      $  1,367
Cash paid during the period for interest and
  dividends                                                  359           142
Tax benefit from exercise of nonqualified stock
  options                                                    424           152
Issuance of Common Stock in relation to
  acquisition                                                  -           266
Issuance of notes payable and other long-term
  liabilities in relation to acquisitions                      -         7,385
Note receivable received in connection with the
  sale of remittance processing division                     788             -
Increase in intangibles for accrued acquisition
  related royalties                                          347             -

NOTE 4: ACQUISITIONS AND SALES
In April 1996, the Company acquired all of the capital stock of two software companies and certain assets of four other software companies in four separate transactions. The companies acquired were OnLine Financial Communication Systems, Inc. ("OnLIne"), COIN Banking Systems, Inc. ("COIN"), Input Creations, Inc. ("Input"), Pathways Software, Inc. and The Halcyon Group, Inc. All of these acquisitions were accounted for as purchases. The combined purchase prices totaled $13.8 million plus certain contingent royalties tied to future revenue production or to software conversions. The $13.8 million included $5.2 million of cash, $7.6 million in notes payable and other long-term liabilities, $266,000 of Common Stock and $0.7 million of other assumed liabilities. In conjunction with these acquisitions, the Company recorded $4.1 million of goodwill which is being amortized ratably over a seven year period and $8.0 million ($5.2 million net of tax benefits) of acquired in-process research and development, all of which was expensed currently.

Unaudited proforma results of operations, including results of OnLine, COIN and Input (the other companies are not considered significant either individually or in the aggregate and are therefore, to the extent that they are not already included in the actual results, not included in the unaudited proforma information) for the nine month period ended September 30, 1996, assuming such acquisitions occurred at the beginning of the period, are as follows:

                                                           Nine Months Ended
                                                           September 30, 1996
                                                           ------------------
Total revenues                                                $  45,945
Net loss applicable to common stock                             (1,706)
Loss per share                                                   (0.36)

In September 1997, the Company sold substantially all of the assets of its remittance processing division for cash and notes payable in quarterly installments over four years with interest at 8.5% per annum. The gain on the sale of approximately $0.6 million is included in non-operating income. On an annual basis, the remittance processing revenues and expenses were both approximately $1 million.


NOTE 5: EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable to or slightly higher than the currently presented primary net income per share, as the dilutive effect of stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable to or slightly higher than the currently presented primary net income per share, since the calculation of diluted net income per share will use the average market price instead of the higher of the average or ending market price for its calculations. The Company is required to adopt SFAS 128 for periods ending after December 15, 1997.

Pro forma effects of applying SFAS 128 are as follows:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                --------------------    -------------------
                                   1997       1996       1997        1996
                                -------     -------     -------    --------
Primary EPS as reported         $  0.18     $  0.28     $  0.61    $  (0.36)
Effect of SFAS 128                 0.01        0.02        0.02        0.00
                                -------     -------     -------    --------
Basic EPS as restated           $  0.19     $  0.30     $  0.63    $  (0.36)
                                -------     -------     -------    --------
                                -------     -------     -------    --------

Fully diluted EPS as reported   $  0.18     $  0.28     $  0.61    $  (0.36)
Effect of SFAS 128                 0.00        0.00        0.00        0.00
                                -------     -------     -------    --------
Diluted EPS as restated         $  0.18     $  0.28     $  0.61    $  (0.36)
                                -------     -------     -------    --------
                                -------     -------     -------    --------

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

OVERVIEW

CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Approximately 5,000 financial institutions have licensed one or more of the Company's products.

During 1993, substantially all of the Company's revenue was derived from the Company's Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into five product groups: lending, retail delivery, electronic delivery, marketing, and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. Forty-three percent of the Company's revenue came from these two products for the nine month period ended September 30, 1997, compared to 50% for the same period in 1996.

CFI generates recurring revenue from software maintenance agreements. For the three month and nine month periods ended September 30, 1997, service and support fees revenue accounted for approximately 38% and 39% of consolidated revenue, respectively. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing banking regulations.

The Company's cost structure is relatively fixed and the cost of generating revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates significantly greater profit margins from incremental sales once fixed costs are covered. In addition, any failure to achieve revenue targets in a particular period would adversely affect profit margins for that period.


The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. Accordingly, the predictability of revenue for any particular period may be diminished to the extent the Company increases sales to
larger banks.   In addition, this project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion contracts and deferred payment terms and increased collection times for billed accounts receivable. Both factors, in turn, result in higher days sales outstanding (DSO's) in accounts receivable.

The Company's backlog as of September 30, 1997, was approximately $12.0 million, as compared to approximately $9.2 million and $5.1 million at the end of the third quarters of 1996 and 1995, respectively. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to convert to revenue within the next twelve months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

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


    COMPANY                           DATE ACQUIRED          PRINCIPAL PRODUCTS/MARKETS ACQUIRED
    -------                           -------------          -----------------------------------
Assets of the Products Division         June 1994            Access to customers in certain midwestern
 of Professional Bank                                        states for the Company's compliance
 Systems, Inc.                                               products

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

OnLine Financial                        April 1996           Over 1,000 branch automation customers
 Communications                                              employing DOS-based technology
 Systems, Inc.

COIN Banking Systems, Inc.              April 1996           Application Manager indirect lending product

Assets of Input Creations, Inc.         April 1996           LOANscape mortgage lending product

Assets of Halcyon Group, Inc.           April 1996           fisCAL loan decision support product and
                                                             TriScore

Assets of Pathways                      April 1996           LoansPlus neural net loan decision support
 Software, Inc.                                              and portfolio management product

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

The aggregate purchase price for these ten acquisitions was $20.2 million and 380,967 shares of Common Stock, plus contingent royalties. In connection with such acquisitions, the Company incurred non-cash charges primarily relating to the write-off of acquired in-process research and development efforts totaling $8.0 million in April 1996 and $4.5 million in November 1995. The terms of certain of the acquisitions provide that, based on various factors including the passage of time, certain product revenue or product development, the Company will be required to pay contingent royalties, some of which obligations the Company may satisfy through the issuance of shares of its Common Stock (see "Cost of Revenue"). Because amortization of certain intangible assets arising from the Company's acquisition activity is not deductible for federal income tax purposes, certain amortization expense incurred by the Company has the effect of increasing the Company's effective tax rate for financial reporting purposes.

From time to time, the Company may also evaluate establishing new business operations or making minority investments in new business ventures, including joint ventures.

In March 1997, CFI announced the creation of Lori Mae (Loan Origination Management and Exchange Corp.), a company that will securitize small business loans originated by community banks. The Company expects to invest approximately $1.5 million for up to 50% ownership in the venture. The Company will use the equity method to account for this investment. Lori Mae leverages the strength of the Company's Laser Pro Closing and Laser Pro fisCAL Online products, which are the required software for financial institutions participating in this securitization opportunity. The Company believes that this venture will not only contribute commissions from the securitization transactions but, by giving CFI's lending suite of products another competitive edge over the competition, will serve to further strengthen and expand the Company's leadership in the market for lending products. Still in its initial stages of execution at this point, Lori Mae is not expected to materially affect CFI's financial results in 1997.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                           --------------------          --------------------
                                                            1997           1996           1997           1996
                                                           -----          -----          -----          -----
 Revenue
   Software license fees . . . . . . . . . . . . . . .      54.6%          56.3%          54.2%          56.3%
   Service and support . . . . . . . . . . . . . . . .      37.8           38.1           38.9           37.7
   Other . . . . . . . . . . . . . . . . . . . . . . .       7.6            5.6            6.9            6.0
                                                           --------------------          --------------------
 Total revenue . . . . . . . . . . . . . . . . . . . .     100.0          100.0          100.0          100.0
 Gross profit. . . . . . . . . . . . . . . . . . . . .      61.0           65.5           64.0           66.2
 Operating expenses
   Sales and marketing . . . . . . . . . . . . . . . .      22.3           20.6           21.7           22.2
   Product development . . . . . . . . . . . . . . . .      17.6           17.1           17.6           18.4
   General and administrative. . . . . . . . . . . . .      12.9            9.4           11.8            9.5
   Amortization of intangibles . . . . . . . . . . . .       1.8            2.0            1.8            1.8
   Acquired in-process research and
     development . . . . . . . . . . . . . . . . . . .         -              -              -           18.8
                                                           --------------------          --------------------
 Total operating expenses. . . . . . . . . . . . . . .      54.6           49.1           52.9           70.7
                                                           --------------------          --------------------
 Income (loss) from operations . . . . . . . . . . . .       6.4           16.4           11.1           (4.5)
 Non-operating income (expense). . . . . . . . . . . .       2.9           (0.3)          (0.2)           0.3
                                                           --------------------          --------------------
 Income (loss) before income taxes . . . . . . . . . .       9.3           16.1           10.9           (4.2)
 Provision for (benefit from) income taxes . . . . . .       4.1            6.9            4.8           (0.4)
   Preferred stock dividend. . . . . . . . . . . . . .       0.1            0.2            0.1            0.2
                                                           --------------------          --------------------
 Net income (loss) applicable to
   common shareholders . . . . . . . . . . . . . . . .       5.1%           9.0%           6.0%          (4.0%)
                                                           --------------------          --------------------
                                                           --------------------          --------------------

The following table sets forth percentage changes, period over period, in the statements of income data of the Company:

                                             THREE MONTHS      NINE MONTHS
                                                 ENDED             ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                               1997 OVER          1997 OVER
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                  1996             1996
                                            -------------      --------------
Revenue
  Software license fees. . . . . . . .             6.7%            16.9%
  Service and support. . . . . . . . .             9.4             25.3
  Other. . . . . . . . . . . . . . . .            47.1             38.5
                                            -------------      --------------
Total revenue. . . . . . . . . . . . .            10.0             21.3
Gross profit . . . . . . . . . . . . .             2.5             17.3
Operating expenses
  Sales and marketing. . . . . . . . .            19.6             18.0
  Product development. . . . . . . . .            13.2             15.9
  General and administrative . . . . .            50.6             51.1
  Amortization of intangibles. . . . .            (4.6)            25.6
  Acquired in-process research and
    development. . . . . . . . . . . .              --           (100.0)
                                            -------------      --------------
Total operating expenses . . . . . . .            22.3             (9.3)
                                            -------------      --------------
Income (loss) from operations. . . . .           (57.1)           400.0
Non-operating income (expense) . . . .         1,205.9           (192.5)
                                            -------------      --------------
Income (loss) before income taxes. . .           (36.1)           412.9
Provision for (benefit from) income
  taxes. . . . . . . . . . . . . . . .           (34.6)         1,631.8
                                            -------------      --------------
Net income (loss) applicable to
  common shareholders. . . . . . . . .           (37.8)%          280.3%
                                            -------------      --------------
                                            -------------      --------------
REVENUE

Total revenue increased 10% to $17.9 million and 21% to $51.8 million for the three month and nine month periods ended September 30, 1997, respectively, compared to $16.3 million and $42.7 million, respectively, for the comparable periods in 1996.

Software License Fees. Software license fees include sales of software to customers, fees for software customization, and fees related to implementing software and systems at customer sites.

Software license fees increased 7% to $9.8 million and 17% to $28.1 million for the three month and nine month periods ended September 30, 1997, respectively, from $9.2 million and $24.0 million, respectively, for the comparable periods in 1996. Continued strength in Encore! Branch Automation and all areas of lending products other than Laser Pro Mortgage, plus the improved performance for Encore! Call Center led the gains in the third quarter, offsetting weakness in electronic delivery, interfaces, remittance, and fair lending.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------  -----------------
                                            1997      1996      1997      1996
                                            ----      ----      ----      ----
Lending Products . . . . . . . . . .        47.5%     45.2%     50.2%     42.9%
Retail Delivery Products . . . . . .        41.6      33.9      35.1      41.7
Electronic Delivery Products . . . .         3.6       8.2       6.9       7.6
Marketing Products . . . . . . . . .         4.0       6.9       4.2       3.7
Connectivity Products. . . . . . . .         3.3       5.8       3.6       4.1
                                           -----     -----     -----     -----
Total Software . . . . . . . . . . .       100.0%    100.0%    100.0%    100.0%
                                           -----     -----     -----     -----
                                           -----     -----     -----     -----

Lending products license revenue grew $0.5 million, or 12%, and $3.8 million, or 37%, for the three month and nine month periods ended September 30, 1997, respectively, compared to the same periods of 1996. For the quarter, growth in this product group was led by a 36% increase in Laser Pro Closing and a 30% increase in Laser Pro Application Manager, which more than offset a disappointing quarter for Laser Pro Mortgage. System and integration problems encountered in the installation of the newly released client/server version of the mortgage product at eight customers prevented any revenue recognition for this product during the third quarter. The Company anticipates resolving most of the mortgage product's problems in the fourth quarter of 1997. For the nine months ended September 30, 1997, most products in the lending group have shown gains, with 26% growth in Laser Pro revenue, 69% in Laser Pro Application
Manager and a more than doubling in Laser Pro fisCAL Online.   Sales of Laser
Pro to large institutions for the quarter declined slightly to $1.2 million from last year's third quarter, but are still more than 30% higher year to date over the comparable period in 1996.

Retail delivery products increased $1.0 million, or 31%, for the three month period ended September 30, 1997, compared to the same period a year ago, while year to date license fees in this category reflected a slight decline of $0.2 million, or 2%, compared to the same period a year ago. Encore! Branch Automation experienced a particularly outstanding quarter, posting a 119% increase when compared to the third quarter of 1996. Increases in Deposit Pro and Encore! Call Center revenues of 12% and 30%, respectively, for the quarter ended September 30, 1997 helped offset a long anticipated 60% decline for OnLine Branch Automation. License fee revenue for OnLine is expected to continue to decline in future periods, as the Company no longer actively markets this older, DOS based product. For the year to date period, a 61% increase in Encore! Branch Automation revenue was offset by declines in Deposit Pro, Encore! Call Center, and OnLine Branch Automation.

The year to date decline in Deposit Pro revenue results from a one-time jump in revenues in the second quarter of 1996 when the Company released the Windows version of Deposit Pro. The 1997 results for Deposit Pro have been in line with expectations and represent more normal levels of revenue for this product.

Call Center revenues increased in the third quarter over both the 1996 third quarter and the 1997 second quarter because of accelerating activity on the Company's Commerce Bank project. This project continues to be the only significant call center order in the backlog. The Company expects Call Center sales to increase once the Commerce installation can be used as a reference site for potential customers, most likely towards the end of this year. Call Center revenues for 1997 will be roughly $2 million below the Company's expectations.

For the quarter ended September 30, 1997, Encore! Personal Branch revenues declined 53% from 1996's third quarter. Year-to-date, Encore! Personal Branch license revenues were flat with the same period in 1996. The Company expects Personal Branch license revenues for all of 1997 to be more than $4 million short of its initial plans. The Company's home banking product has suffered from the delayed introduction of the Internet-based WebPB product (now released), a dependence solely on UNIX based servers that has put it at a price disadvantage to Windows NT based products that compete in this market segment, and the lack of a large installation to demonstrate to the market Encore! Personal Branch's
ability to handle large numbers of transactions.   The Company is in the process
of developing a new version of Encore! Personal Branch that can operate in either a Windows NT or UNIX environment, handle very large transaction volumes, and be used by single institutions and in a service bureau environment. Early versions of the product will be available in the front half of 1998. In addition, the Company believes that its existing UNIX based product remains a viable solution for certain types of customers. With re-energized sales of the existing product and the availability of the new product, the Company expects Encore! Personal Branch to regain its market momentum in 1998. As of September 30, 1997, Encore! Personal Branch has been licensed to more than 175 financial institutions.

Marketing products license fee revenue fell $0.2 million to $0.4 million and grew $0.3 million to $1.2 million for the three month and nine month periods ended September 30, 1997, respectively, compared to the same periods of 1996. Sales of Encore! Desktop, released in the second quarter of 1996, consistently contributed about $0.4 million a quarter, while Pro Active sales continue to be sluggish, down from 1996 levels both for the quarter and year to date.

Connectivity products recorded a 41% decline in third quarter license fee revenue for the third quarter of 1997 as compared to the third quarter of 1996, but year to date this license revenue is approximately equal to connectivity revenues for the equivalent 1996 period. The decline in the current quarter is attributable to non-StarGate middleware projects, with the Company increasingly focusing on the technically superior and more cost effective StarGate solution to interface its products to customer host systems.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which require the payment of annual or quarterly maintenance fees.

Service and support fees increased $0.6 million, or 9%, and $4.1 million, or 25%, for the three month and nine month periods ended September 30, 1997, respectively, over the comparable periods in 1996. These increases resulted largely from the increase in the installed base of Company products, including those installed bases acquired in the second quarter of 1996.

OTHER REVENUE. Other revenue includes Vendor Payment Systems ("VPS") processing fees, sales of preprinted forms and supplies, and certain consulting revenue. This revenue increased $0.4 million, or 47%, and $1.0 million, or 38%, for the three month and nine month periods ended September 30, 1997, respectively, over the comparable periods in 1996. The acquisition of VPS in April 1996, plus a higher than expected third quarter for forms and hardware sales in conjunction with the Company's software products, account for the increases in 1997 relative to 1996. The Company does not expect this category of revenue to grow significantly in the future.

COST OF REVENUE

Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $1.4 million, or 24%, to $7.0 million and $4.2 million, or 29%, to $18.6 million for the three month and nine month periods ended September 30, 1997, respectively, over the comparable periods in 1996. Primary factors leading to the quarterly increase were a $0.5 million increase in amortization expense for developed software costs, plus $0.3 million and $0.2 million increases in support costs and royalty fees, respectively, both directly related to the Company's higher revenue levels and installed user base. The remaining increases came from higher software publication costs associated with higher levels of software license sales and update costs to the existing user base, plus increases in VPS bill payment volume. For the year to date period, increases in expenses to support the larger user base (including that acquired as part of the April 1996 acquisitions) accounted for $1.6 million of the $4.2 million increase, with amortization of developed software costs contributing another $1.0 million increase and the VPS operation (acquired in April 1996 and processing significantly higher volumes in 1997) adding another $0.6 million. The remainder resulted from higher software publication costs and royalty payments directly related to the Company's higher revenue levels.

As a result of recent acquisitions, costs associated with royalty payments will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

During the last twelve months, several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs, which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. In the third quarter of 1997 the Company amortized $1.0 million of internally developed and purchased software development costs. This represented an approximate doubling of this expense over the third quarter of last year. Developed and purchased software amortization for the first nine months of 1997 amounted to $2.3 million, compared to $1.3 million for the same period in 1996. The Company expects that the amount of software amortization in 1997 will materially exceed the amount amortized in 1996, and that 1998 amortization will materially exceed 1997 amounts.

The Company capitalized $0.8 million and $3.8 million in software development costs in the three month and nine month periods ended September 30, 1997, respectively, compared to $1.8 million and $3.7 million for the same periods of 1996. Capitalized software development costs, net of accumulated amortization, were $10.4 million as of September 30, 1997, up from $8.3 million as of December
31, 1996.   The Company generally expects that software amortization will equal or exceed software capitalization in future quarters.

The Company's gross margin declined to 61% from 66%, and to 64% from 66%, in the three month and nine month periods ended September 30, 1997, respectively, compared to the equivalent periods of 1996. This decline was primarily attributable to increased software amortization expense in the current year, increased royalty expenses, and the increasing number of major account sales requiring more complex implementation and support services. The expected continued increase in software amortization and royalty expense, and expected continued investments in implementation capacity necessary to support the growth of project oriented business may cause future gross margins to decline somewhat from current levels.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $4.0 million, or 22% of revenues, and to $11.2 million, or 22% of revenues, for the three month and nine month periods ended September 30, 1997, respectively, compared to $3.3 million, or 21% of revenues, and $9.5 million, or 22% of revenues, for the same periods in 1996. The principal causes of the increases for both the quarter and year to date include a 35% increase in telephone sales staffing, a 62% increase in advertising costs incurred to develop a comprehensive promotional campaign to include all of the Company's products, a 25% increase in travel necessary to support the integration of all of the acquired products, and to general salary increases required to align the entire sales force under one comprehensive compensation program. In addition, the third quarter of 1997 included accrued severance payments for a former officer of the Company.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses, before software capitalization, were $3.6 million, or 20% of revenue, and $11.4 million, or 22% of revenue, for the three month and nine month periods ended September 30, 1997, respectively. These levels are down as a percentage of revenues from 24% and 25% for the equivalent periods of 1996. Development efforts related to the forthcoming Laser Pro Closing Windows release and the new Windows-based Laser Pro Application Manager aggressively continued in the third quarter of 1997, but these are the last of the Company's large Windows conversion projects.
The extraordinary efforts necessary to convert the Company's products to Windows caused gross product development expenses, as a percentage of revenues, to be near 25% in 1995 and 1996. As those projects are completed, the Company expects gross product development expenses, as a percentage of revenues, to move closer to 20%.

Capitalization of internally developed software costs decreased $0.7 million to $0.8 million and increased $0.1 million to $3.8 million for the three month and nine month periods ended September 30, 1997, respectively, relative to the same periods a year ago.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.3 million and $6.1 million for the three month and nine month periods ended September 30, 1997, respectively, compared to $1.5 million and $4.0 million for the same periods in 1996. General and administrative expenses as a percentage of revenue increased to 13% and 12% for the three month and nine month periods ended September 30, 1997, respectively, compared to 9% in 1996 for both the comparable quarter and year to date periods. The relative growth over 1996 is due in part to additional systems and infrastructure costs necessary to accommodate growth since the April 1996 acquisitions, and in part due to the Company's higher level of allowance for bad debts, which has been adjusted upward in 1997 to cover a higher relative level of accounts receivable related to more major account and project based revenue activity and to higher sales volumes overall. Bad debt expense increased $0.5 million and $0.8 million for the quarter and year to date, respectively, over the comparable 1996 periods. Although the level of this expense category increased slightly in the third quarter due to required increases in the bad debt allowance, the Company does not expect general and administrative expenses to increase significantly as a percentage of revenue in future quarters.

AMORTIZATION OF INTANGIBLES

Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over periods ranging from five to seven years. The increase to $0.9 million for the nine month period September 30, 1997, from $0.7 million for the comparable period of 1996 was due to the April 1996 acquisitions of six companies.

NON-OPERATING INCOME (EXPENSE)

In February 1997, the Company's Board of Directors elected not to proceed with a planned follow-on stock offering of the Company's common stock. The Company took a $0.5 million non-operating charge in the first quarter as a result of the cancellation. The Company's Board of Directors determined that the stock price at which the Company would be required to offer the shares was too low and would unfairly dilute the investment of existing shareholders.

In September 1997 the Company completed the sale of its RPxpress! remittance processing division to a remittance processing company. CFI acquired this division along with the Encore! Branch Automation business in the November 1995 acquisition of Culverin Corporation. On an annual basis, the remittance processing revenues and expenses were both approximately $1 million. The Company received 10% of the sales price in cash with the remainder to be paid in quarterly installments with interest at 8.5% per annum over four years.
In connection with the sale, the Company recorded a non-operating gain of $0.6 million.

Other non-operating income, which consists primarily of interest income and expense, was a net expense of $0.1 million and $0.2 million for the three months and nine months ended September 30, 1997, respectively, compared to net non-operating income of approximately zero and $0.1 million for the same periods of 1996. The April 1996 acquisitions, for which the Company used a significant amount of cash, caused a significant change in the Company's cash position and resultant investment income.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months and nine months ended September 30, 1997, was 44%, compared to the 43% rate experienced during the comparable periods in 1996. This increase in the effective rate is primarily due to increasing amounts of non-deductible royalty expense and goodwill amortization levels resulting from the Company's various acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997, was $4.3 million, increasing $0.9 million during the third quarter and $1.6 million from December 31, 1996. Receivables growth, net of deferred maintenance revenues outpaced working capital growth, and as a result, borrowings on the bank line of credit increased to $4.7 million at September 30, 1997, from $1.6 million at December 31, 1996. The significant increase in large project oriented business accounts for most of the receivable growth. Unbilled accounts receivable and milestone billings, which have abnormally long collection cycles, both result from project oriented business. Unbilled accounts receivable at September 30, 1997, were $4.9 million or 24% of total accounts receivable compared with $3.3 million or 14% of total accounts receivable at December 31, 1996. Days sales outstanding in accounts receivable, including both billed and unbilled accounts receivable, increased to 104 days at September 30, 1997, from 90 days at December 31, 1996 (excluding the distorting impact of annual maintenance invoices). The bank line of credit was renewed until May 1, 1998, and now carries a limit of the lesser of $9 million or 50% of accounts receivable.

Operations provided $3.8 million in cash for the nine months ended September 30, 1997. Principal operating sources of cash during the nine months ended September 30, 1997, included net income, excluding noncash items, of $8.8 million and a $1.9 million reduction in accounts receivable. The seasonal pattern of the Company's maintenance billing cycles should have resulted in a greater decline in accounts receivable. However, the impact of increasing project oriented business caused both unbilled accounts receivable and days sales outstanding in accounts receivable
(adjusted for the distorting impact of annual maintenance invoices) to grow disproportionately. The increasing frequency of the long term milestone-based project business was also the source of the $0.6 million provided by increased customer deposits during the period. The principal operating uses of cash during the period included $2.4 million attributable to a decline in accrued expenses due primarily to the payment during the first quarter of bonus and commission amounts for 1996 performance. An additional $3.6 million use of funds was from the decline in deferred revenue, also a result of the annual maintenance billing pattern, and another $1.5 million was used to reduce the Company's drafts payable balance to approximately zero and reduce outstanding accounts payable.

Nearly two-thirds of the $6.0 million net cash used in investing activities for the nine month period ended September 30, 1997, was due to the investment in software development on new products to fuel future Company growth, such as the Windows versions of Laser Pro Mortgage, Laser Pro Closing, and Laser Pro Application Manager. Investments in Company infrastructure necessary to accommodate the Company's continuing expansion, both in physical space and in systems requirements, accounts for the balance of the cash used in investing activities this year.

Cash provided by financing activities of $2.2 million during the nine month period ended September 30, 1997, primarily resulted from $3.1 million provided by net borrowings on the bank line of credit facility, partially offset by the payment of approximately $1.5 million on acquisition related debt. In addition $0.7 million of cash was provided by the exercise of stock options.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving line of credit of up to $9.0 million with the Company's principal bank, of which $4.3 million was available at September 30, 1997.

From time to time, the Company receives contract claims from its customers. In the second quarter of 1997, one of the Company's customers canceled a $0.8 million project with the Company and requested a partial refund of moneys paid and cancellation of unpaid invoices. The Company believes that it has met all of its contractual obligations to this customer and intends to enforce the terms of the agreement.

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

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as part of this report are listed below:

Exhibit Number and Description
------------------------------
 10 Amendment No. 7 dated June 1, 1997, to business loan agreement dated November 8, 1995, previously filed with the Company's Form 10-Q for the quarter ended June 30, 1997, as filed with the Securities and Exchange Commission on August 13, 1997, and is incorporated herein by reference.
 11  Calculations of Net Income Per Share
 27  Financial Data Schedule

(b)  Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 1997           CFI PROSERVICES, INC.

                                 By: /s/ MATTHEW W. CHAPMAN
                                    ---------------------------------------
                                    Matthew W. Chapman
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                 By: /s/ FRED HALL
                                    ---------------------------------------
                                    Fred Hall
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)