Form 10-K405
period 1997-12-31
CFI PROSERVICES INC
filed 1998-03-30
CIK 908180

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-K

           [X]   ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: December 31, 1997
                                         OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 0-21980

                               ---------------------

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

                                  ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $62,518,974 as of February 27, 1998 based upon the last closing price as reported by the Nasdaq National Market System ($14.00). The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 5,001,837 shares.

The index to exhibits appears on Page 32 of this document.

                                  ----------------
                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1998 Annual Meeting to be filed on or about April 7, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CFI PROSERVICES, INC.
                         1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                    PART I

Item 1.   Business                                                        2

Item 2.   Properties                                                     13

Item 3.   Legal Proceedings                                              14

Item 4.   Submission of Matters to a Vote of Security Holders            14

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                            15

Item 6.   Selected Financial Data                                        16

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            17

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk     29

Item 8.   Financial Statements and Supplementary Data                    29

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure                            29

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant             30

Item 11.  Executive Compensation                                         30

Item 12.  Security Ownership of Certain Beneficial Owners and            30
          Management

Item 13.  Certain Relationships and Related Transactions                 30

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on         31
          Form 8-K

Signatures                                                               37

                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. More than 5,500 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into three product groups: lending, retail delivery and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. In 1997 approximately 55% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting, deferred payment terms and increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSOs) in accounts receivable.

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

NEW DELIVERY CHANNELS. Banks of all sizes are increasingly recognizing that the value-added role of branch offices lies not in their traditional capacity as a transaction processor, but as a new sales channel for financial products and services. A study by a financial services consulting firm estimates that the average cost of a call center transaction is 61% of a branch transaction, an ATM transaction is 36% of a branch transaction, and a home banking transaction is 30% of a branch transaction. In order to make these new delivery channels attractive and user-friendly, the Company believes that consumers require access to consolidated information and services that are consistent across all delivery channels.

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

THE CFI SOLUTION

The Company relies on a variety of knowledge-based and technical core competencies. The Company's vertical market focus on the financial services industry has enabled it to develop specialized knowledge and expertise pertaining to business processes and regulations affecting the industry. The Company incorporates this knowledge into its software solutions to automate lending, retail delivery and connectivity. CFI's products and services are designed to meet the evolving needs of financial institutions by addressing a broad range of these banking, technology and regulatory requirements.

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

The Company has also developed substantial technological capabilities necessary to meet the evolving requirements of financial institutions. The Company has established substantial knowledge of host processing systems commonly used in the financial services industry. Through its StarGate connectivity software and other applications, the Company has developed the capability to retrieve, view and update data stored on these systems. To date, the Company has established relationships with numerous service bureaus and turnkey host vendors such as IBM, GTE Internetworking, FIserv and The BISYS Group, Inc. The Company intends to establish additional relationships with other leading service bureaus and turnkey host vendors.

THE CFI STRATEGY

The Company's strategic objective is to be the leading provider of customer service software solutions to financial institutions at key points of customer contact. The Company intends to achieve this objective by combining its expertise in regulatory issues, banking and technology. Primary elements of the Company's strategy include:

OFFERING A BROAD SUITE OF DELIVERY CHANNEL SOLUTIONS. The Company believes it is unique in its ability to offer solutions enabling financial institutions to perform transactions across multiple delivery channels, including branches, call centers and electronic banking. By providing a broad suite of solutions, the Company believes it can address the need for consistent processes across delivery channels for an institution's products (such as loans and new accounts) and services (such as account inquiries or transfers). The Company's strategy is to establish long-term relationships with its customers and cross-sell multiple products throughout its customer base. The Company believes this ability provides an important market advantage over competitors who are able to address only a limited number of delivery channels or provide a limited number of products and services.

ADDRESSING EXPANDING HOME BANKING MARKET. The Company is currently a leading provider of personal computer banking solutions in the United States, with more than 200 institutions offering private-dial or Internet banking services using the Company's solutions. The Company offers its home banking solutions on a private label basis, running on a server controlled by the financial institution. This approach permits the financial institution to retain its proprietary customer relationship and brand name identity. The Company's home banking solution also supports the financial institution's customers who use personal finance software such as Microsoft Money. The Company believes it was the first to support a consumer banking transaction through the Internet and to connect a home banking solution to Microsoft Money through Microsoft's Open Financial Connectivity specification. The Company has also created a service bureau alternative with GTE Internetworking that provides financial institutions with an inexpensive method of initiating home banking services with their customers.

EXPANDING CUSTOMER BASE. Over 50% of U.S. commercial banks have licensed at least one of the Company's solutions. The Company believes its brand name and reputation as a provider of high-quality solutions are widely recognized in the financial institution community. The Company intends to expand its customer base through its direct sales force of more than 50 professionals. CFI seeks to enter into formal and informal arrangements whereby it makes its solutions compatible with the software and hardware solutions offered by leading technology vendors to the financial institutions, enabling those vendors to act as joint marketers of the Company's solutions. The Company has entered into such arrangements with more than 60 technology vendors, including IBM. In particular, the Company will continue its focus on expanding its market share with large banks through its own major account sales force and through formal and informal partnerships. The Company has launched an initiative in the credit union market through a strategic alliance with the CUNA Mutual Insurance Group, a key marketer and supplier of technology in that market. The Company intends to increase its marketing and sales efforts to further penetrate the mortgage banking and thrift markets.

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

MAINTAINING LEADING KNOWLEDGE-BASED SOFTWARE TECHNOLOGY. The Company believes its proprietary software and service solutions are competitive strengths. Therefore, the Company intends to continue to invest in product development in order to maintain and strengthen its technology position and to improve its compatibility with other major applications. For example, the Company has migrated many of its software solutions to the Windows and Windows NT platforms.

PROVIDING CONNECTIVITY SOLUTIONS. Financial institutions increasingly seek to integrate technology systems through networks and other connectivity solutions, so that operations at multiple locations and through multiple distribution channels can access common customer account and transaction data and processes. CFI entered the connectivity solutions market through its April 1995 acquisition of Texas/Southwest Technology Group, Inc. and is increasingly offering integrated connectivity solutions to its customer base.

GROWING THROUGH STRATEGIC ACQUISITIONS. The Company has acquired 10 businesses or companies since June 1994. These transactions have enabled the Company to expand its product suite and customer base, leverage product cross-selling opportunities and add engineering expertise. The Company intends to continue to selectively pursue acquisitions of businesses, products or technologies that enhance its competitive position.

PRODUCTS

LENDING PRODUCTS. CFI's lending products automate processes at nearly every step in the lending process for consumer, commercial, indirect and real estate lending lines of business. General business functions automated by CFI lending solutions include loan application and analysis, loan closing, portfolio analysis and risk management, as well as connectivity for interfaces to credit scoring and reporting systems and remote printing of loan documents. In the fourth quarter of 1996, CFI released a Windows version of its Laser Pro Application product, and released a Windows version of its Laser Pro Closing product in the fourth quarter of 1997. The Company is engineering its lending products to operate with common user interfaces and databases. CFI has also developed a shrink-wrapped version of its mortgage origination software.

RETAIL DELIVERY PRODUCTS. CFI's retail delivery products automate the customer service, sales, and account opening functions for the branch office platform, teller station and telephone call center. These products provide a common view of the entire customer relationship, enabling service personnel to leverage selling opportunities. In 1998 CFI plans to introduce a re-engineered call center product that will integrate more effectively with its branch sales and service products. The Company has released Deposit Pro for Windows, its account opening product.

CFI's electronic delivery products provide personal computer private-dial and Internet access to account inquiry and transaction capabilities, as well as ACH transaction management and remittance processing. The Company's home banking products provide over a dozen functions, including account balance, account history, bill payment and online loan applications. CFI's latest version of Personal Branch home banking software is a client/server-based system that allows financial institutions to provide personal computer-based home banking services via private-dial or the Internet. This version is designed to improve performance and provide additional functionality and connectivity capabilities. In 1997 CFI also created a service bureau alternative with GTE Internetworking that provides financial institutions with an inexpensive method of initiating home banking services with their customers.

CONNECTIVITY PRODUCTS. Connectivity products and services enable institutions to transfer or exchange data between CFI software and host systems and across incompatible host systems. The Company's software connects back-office systems to front-end delivery systems, such as the home personal computer, branch office platform or telephone call center.

REVENUE BY PRODUCT GROUP



 Years Ended December 31,                1997                                 1996                              1995
--------------------------         -----------------------         --------------------------         -------------------------
 (Dollars in thousands)             Amount         Percent             Amount         Percent             Amount        Percent
                                   -------         -------         ----------         -------         ----------        -------
 Lending Products             $     36,820            50.7 %  $        29,096            48.5 %  $        22,237           60.5 %
 Retail Delivery Products           26,970            37.1             22,640            37.8              8,623           23.4
 Connectivity Products               3,418             4.7              2,639             4.4              2,349            6.4
 Other (1)                           5,441             7.5              5,572             9.3              3,567            9.7
                                   -------         -------         ----------         -------         ----------        -------
 Total Revenue                $     72,649           100.0 %  $        59,947           100.0 %  $        36,776          100.0 %
                                   -------         -------         ----------         -------         ----------        -------
                                   -------         -------         ----------         -------         ----------        -------

(1) Other products include bill payment systems processing fees, sales of preprinted forms and supplies and certain consulting revenues.

PRODUCTS BY PRODUCT GROUP

LENDING PRODUCTS



                        DATE
                     INTRODUCED/
      PRODUCT         ACQUIRED                     DESCRIPTION                                    BENEFITS TO CUSTOMER
      -------         --------                     -----------                                    --------------------
 Laser Pro         Released        Integrated, modular loan processing system for      Standardizes lending policies and products,
                   1986            consumer, commercial, SBA, real estate home equity  streamlines processing, incorporates a
                                   and agricultural loans                              national database of regulations

 Application       Acquired        Processes applications for indirect consumer        Speeds the loan application and approval
 Manager           1996            lending                                             process for indirect lenders

 LP Mortgage       Acquired        Provides mortgage origination, processing and       Improves consistency of loan processes,
                   1996            servicing capabilities                              speeds origination, increases capacity

 TriScore          Acquired        Commercial loan scoring and underwriting system     Reduces underwriting risks
                   1996

 FisCAL Analyzer   Acquired        Analyzes commercial loan applicants and evaluates   Standardizes and streamlines underwriting
                   1996            underwriting criteria and performance over time     policies and practices

 FisCAL Online     Released        Combines spreadsheet analysis, credit scoring, and  Increases the quality of credit decisions,
                   1996            portfolio management technologies to provide        improves the consistency of lending
                                   comprehensive commercial loan underwriting          practices, enhances portfolio management,
                                   capabilities for small-to-medium sized lenders      and reduces underwriting risk

 LoansPlus         Acquired        Portfolio and credit risk analysis system that uses Balances acceptable credit risk and lending
                   1996            neural network technology and case-based reasoning  opportunities to recommend credit decisions and manage portfolios

                                      7

RETAIL DELIVERY PRODUCTS


                        DATE
                     INTRODUCED/
     PRODUCT          ACQUIRED                            DESCRIPTION                               BENEFITS TO CUSTOMER
     -------          --------                            -----------                               --------------------
 Encore!        Acquired             Automates the teller station by providing comprehensive     Improves productivity and
 Teller         1995                 transaction automation, electronic journaling,              facilitates sales referrals
                                     store-and-forward capabilities, simplified balancing, and
                                     access to the customer database

 Encore!        Acquired             Provides sales and service capabilities, including account  Opens accounts, enables
 Platform       1995                 opening screens, customer/product matching, customer        cross-selling and fulfillment of
                                     contact histories, letter and fulfillment generation, and   customer information requests
                                     institution and product information

 Encore!        Acquired             Integrates in a common and consistent format customer,      Enables cross-selling and improves
 Call Center    1994                 product and internal procedure information                  service

 Deposit Pro    Acquired             Automates and ensures regulatory compliance in the account  Speeds account opening, ensures
                1990                 opening and cross-selling processes for checking, savings,  compliance with regulations,
                                     certificates of deposit, and IRA accounts.                  improves the consistency of new
                                                                                                 account policies and practices

 Encore!        Released             Windows-based system that graphically links each user to    Allows customized arrangements of
 Desktop        1996                 CFI software and other business applications                modules and access

 ProForms Laser Released             Generates laser printed forms used daily by financial       Eliminates the need for costly
                1994                 institutions                                                inventories of preprinted forms,
                                                                                                 speeds form processing

 Personal       Released             Server-based system that allows institutions to provide     Provides low-cost service delivery
 Branch         1993                 personal computer-based home banking services via           channel, strengthens customer
                                     private-dial or Internet channels                           relationships, extends institution
                                                                                                 branding, increases customer
                                                                                                 convenience

 Pro Active     Released             Collects, analyzes, reports and maps HDMA loan application  Simplifies the process of meeting
                1994                 information, non-real estate loan data, and community       fair lending and community
                                     demographic data                                            reinvestment requirements

 ACH Manager    Acquired             Originates and receives ACH electronic payments and         Cost-effective processes ACH
                1995                 collections                                                 business, monitors business for
                                                                                                 risk

 ACH Remote     Acquired             System licensed by financial institutions to its corporate  Generates new fee income and
                1995                 customers for transmitting data files from the customer     simplifies automated procedures
                                     personal computer to the financial institution's ACH system

CONNECTIVITY PRODUCTS


                         DATE
                      INTRODUCED/
      PRODUCT          ACQUIRED                             DESCRIPTION                                 BENEFITS TO CUSTOMER
      -------          --------                             -----------                                 --------------------

 StarGate          Acquired          Connectivity software system which transfers or exchanges  Allows institutions to integrate
                   1995              data between CFI products and other host or client/server  data from multiple host systems and
                                     systems                                                    present that data through networks
                                                                                                to multiple front-end systems

 StarGate F/X      Acquired          Connectivity software which enables institutions to print  Reduces costs, increases
                   1995              Laser Pro documents remotely through their mainframe       transaction speed and productivity;
                                     networks                                                   enables institutions to centralize
                                                                                                loan document preparation

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

The Company has migrated its Laser Pro lending products to Windows and Windows NT operating environments. In the fourth quarter of 1996, CFI released a Windows version of its Laser Pro Application product, and released a Windows version of Laser Pro Closing in the fourth quarter of 1997. Many of its other lending products and most of its retail delivery and connectivity products already run on the Windows platform. The Company supports both DOS and Windows-based versions of several products, enabling its customers to upgrade easily and at a reasonable pace.

SERVICE AND SUPPORT

The Company licenses substantially all its products with mandatory annual maintenance agreements under which CFI provides periodic product updates reflecting evolving regulations, product enhancements and toll-free telephone support. Annual support fees consist of per-item or per-user charges or are calculated based on a percentage of the current product list price.
Furthermore, CFI provides training to its customers. The Company accounts for this revenue as service and support fees. Software service and support fees have grown significantly over the last three years. For the year ended December 31, 1997, such fees represented 38% of the Company's total revenue.

The Company installs, implements and customizes its software solutions at certain customer sites, particularly at larger institutions. As the Company's sales to larger institutions increase, the Company anticipates demand for these services to increase. Revenue from these services is accounted for as software license fees.

CUSTOMERS

CFI has licensed its software to over 5,500 financial institutions in the United States. In addition, the Company's acquisitions have opened limited opportunities in non-financial service industries and have added a small number of international institutions to CFI's customer base. CFI's target customer base includes commercial banks, thrifts and credit unions. No customer accounted for 10% or more of the Company's total revenues in 1995, 1996 or 1997.

The Company's largest accounts include the following: NationsBank, The BISYS Group Inc., Magna Group, Inc, NCR Corporation, Commerce Bancorp, Union Planters Bank, Marquette Bank, Amsouth Bank, Sumitomo Bank of California and Bank United.

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

The Company has a number of third-party reseller and co-marketing alliances, including agreements with some of the largest host processors and hardware vendors. For example, the Company has relationships with IBM whose sales team resells a large portion of the Company's product line. These third-party reseller and co-marketing alliances provide access to institutions with which the Company would otherwise have no relationship.

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

ACQUISITIONS

To remain competitive and to meet the changing needs of its customers, CFI pursues acquisitions of products, technologies and businesses as one part of its growth strategy. The Company continuously evaluates acquisition candidates that provide opportunities to expand its customer base, cross-sell products, and broaden its product offerings with proven solutions in a timely and cost-effective manner. Since 1994 the Company has made 10 acquisitions and believes that to date it has achieved its objectives of growth and broadening its product offerings through this acquisition program and intends to continue such activity in the future. However, the Company currently has no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies. Acquisitions of businesses or companies require the dedication of management resources in order to achieve the strategic objectives of the acquisitions.

COMPETITION

The market for the Company's products is intensely competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets. With respect to the Company's lending products, the principal competitors include Bankers Systems, Inc., FormAtion Technologies Inc., Interlinq Software Corporation, Fair, Isaac & Company, Inc., APPRO Systems, Inc., Credit Management Systems, Inc., Baker
Hill Corporation and ALLTEL Corporation. With respect to the Company's retail delivery products, the principal competitors include Olivetti North America, Broadway & Seymour, Inc., Early, Cloud & Company and Footprint Software, Inc. (both subsidiaries of IBM), Electronic Data Systems
Corporation, Argo & Company, Fiserv, Inc., Edify Corporation, CheckFree Incorporated, Online Resources & Communications Corporation, PegaSystems,
Inc. and Digital Insight. In addition, a number of prospective and existing customers of the Company have the internal capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. These alternatives may include internally developed software and hardware solutions, or methods of process management that do not involve software solutions. Some of the Company's competitors have significantly greater financial, technical, sales and marketing resources than the Company. The Company believes that the primary competitive factors in this market include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use and quality of support. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In addition, a number of current or potential competitors have established or may establish cooperative relationships among themselves and with third parties that may present additional competition with products offered by the Company. The Company's competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, utilize more extensive distribution channels and bundle competing products.

The Company's future success will depend significantly upon its ability to increase its share of the large bank market and to license additional products and product enhancements to existing customers. As the Company develops new products or enters new markets, it expects to encounter additional competitors, some of which may have significantly greater financial, technical, sales and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future, or that competition will not have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

The Company's success and ability to compete are dependent in part upon its proprietary technology, including its software. The Company relies primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as know-how concerning the financial services industry and the kinds of software products that the Company licenses as well as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product service are essential to establishing and maintaining a technology leadership position. The Company may from time to time seek patent protection for innovations related to certain of its software products, but has not generally sought patent protections for its software. There has been an increase in the number of patents related to software that have been issued or applied for in the United States and, accordingly, the risk of patent infringement for software companies can be expected to increase. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The Company has, with a small number of customers, provided limited access and restricted rights to the source code of certain products. Despite the Company's efforts to protect its proprietary rights, other parties may attempt to reverse engineer, copy or otherwise engage in unauthorized use of the Company's proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

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

EMPLOYEES

As of December 31, 1997, the Company had 530 full-time employees. Of this number, 174 were engaged in product groups (primarily product development), 114 in customer service and support, 75 in sales and marketing, 99 in implementation and training, and 68 in general and administrative functions.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Portland, Oregon in a leased facility consisting of approximately 72,000 square feet of office space occupied under leases that expire in 2003. Annual lease payments for the Company's current corporate headquarters are approximately $1.2 million, with provisions for inflationary increases. The Company also leases office space in Dayton, Ohio (15,151 square feet), in Huntington, New York (2,873 square feet), in Denver, Colorado (3,357 square feet), in Houston, Texas (4,380 square feet), in Atlanta, Georgia (52,678 square feet), in New Jersey (6,148 square feet) and in Charleston, South Carolina (2,500 square feet). These leases expire in 2006, 1999, 1999, 1998, 2000, 2002, and 1999, respectively. Annual lease payments for these additional facilities, in aggregate, are approximately $1.4 million. The Company believes the office space currently under lease is adequate to meet its needs for the next year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1997.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol PROI. The high and low selling prices for the two years in the period ended December 31, 1997 were as follows:


               1996                         High      Low
               ---------------------       -----     -----
               Quarter 1                $  15.75   $  9.25
               Quarter 2                   28.25     15.13
               Quarter 3                   25.63     15.25
               Quarter 4                   20.00     13.50

               1997                         High      Low
               ---------------------       -----     -----
               Quarter 1                $  20.88   $ 14.00
               Quarter 2                   20.25     14.25
               Quarter 3                   18.75     13.50
               Quarter 4                   16.50     10.00

The number of shareholders of record and the approximate number of beneficial holders of the Company's Common Stock on February 27, 1998 were 282 and 3,000, respectively.

There were no cash dividends declared or paid on the Company's Common Stock in 1997 or 1996. The Company does not anticipate declaring cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



 IN THOUSANDS:
 EXCEPT PER SHARE AMOUNTS                       1997             1996(1)           1995(2)            1994              1993
--------------------------------------     --------------   ----------------   ----------------  ----------------  ---------------
 CONSOLIDATED STATEMENT OF INCOME DATA
 Revenue:
   Software license fees                   $       40,475   $         33,935   $         18,918  $         16,781  $        14,686
   Service and support fees                        27,466             22,336             15,060            12,775            9,748
   Other revenue                                    4,708              3,676              2,798             3,060            2,720
                                           --------------   ----------------   ----------------  ----------------  ---------------
      Total revenue                                72,649             59,947             36,776            32,616           27,154
 Cost of revenue                                   27,041             20,844             11,672             9,646            8,047
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Gross profit                                      45,608             39,103             25,104            22,970           19,107
 Operating expenses                                36,780             29,810             20,552            17,859           15,670
 Acquired in-process research and
   development and restructuring                       --              8,030              4,549                --               --
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Income from operations                    $        8,828   $          1,263   $              3  $          5,111  $         3,437
                                           --------------   ----------------   ----------------  ----------------  ---------------
                                           --------------   ----------------   ----------------  ----------------  ---------------

 Net income                                $        4,680   $            114   $            323  $          3,514  $         2,264
 Preferred Stock dividend                              95                 97                 97                97              733
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Net income applicable to common
   shareholders                            $        4,585   $             17   $            226  $          3,417  $         1,531
                                           --------------   ----------------   ----------------  ----------------  ---------------
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Diluted net income per share(3)           $         0.90   $             --   $           0.05  $           0.71  $          0.41
                                           --------------   ----------------   ----------------  ----------------  ---------------
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Shares used in diluted per share
   calculations                                     5,124              5,112              4,877             4,806            3,775
 Basic net income per share(3)             $         0.93   $             --   $           0.05  $           0.87  $          0.51
                                           --------------   ----------------   ----------------  ----------------  ---------------
                                           --------------   ----------------   ----------------  ----------------  ---------------
 Shares used in basic per share
   calculations                                     4,919              4,763              4,369             3,922            2,983

 CONSOLIDATED BALANCE SHEET DATA
 Cash and short-term investments           $           20   $             --   $          7,670  $          7,958  $        10,509
 Working capital                                    7,187              2,792              8,759            10,336           10,583
 Property and equipment, net                        5,211              4,805              2,968             2,579            1,516
 Total assets                                      57,542             46,845             36,587            27,487           23,165
 Short-term debt                                    5,605              2,896              3,951                --              120
 Long-term debt, less current portion               2,232              2,880                423                --               17
 Mandatory Redeemable Class A Preferred
   Stock                                              746                754                761               764              757
 Shareholders' equity                      $       25,943   $         20,238   $         18,169  $         16,591  $        13,071


(1) Results for the year ended December 31, 1996 include a pretax charge of $8.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to five companies acquired in April 1996. Excluding the impact of the acquired in-process research and development charges, net income and net income per share (diluted) would have been $5.2 million and $1.02, respectively. The results of operations for the year ended December 31, 1996 include the results of these companies' operations since the date of acquisition in April 1996. See
     Note 2 of Notes to Consolidated Financial Statements.

(2) Results for the year ended December 31, 1995 include a pretax charge of $4.5 million. The charge consists of $3.7 million for the value of Culverin Corporation's (Culverin) in-process research and development efforts at the date of acquisition and $0.8 million for restructuring. Excluding the impact of the acquired in-process research and development and restructuring charges, net income and net income per share (diluted) would have been $3.1 million and $0.64, respectively. The year ended December 31, 1995 statement of income includes the results of Culverin's operations since the date of acquisition in November 1995. See Note 2 of Notes to Consolidated Financial Statements.

(3) Earnings per share have been restated to conform with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED ELSEWHERE IN THIS REPORT, AS WELL AS IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

CFI is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. More than 5,500 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into three product groups: lending, retail delivery and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. In 1997 approximately 55% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. In 1997 service and support fees, primarily for Laser Pro and Deposit Pro, accounted for approximately 38% of total revenue. Substantially all CFI software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing regulations.

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

The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting, deferred payment terms and increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSOs) in accounts receivable.

The Company's backlog as of December 31, 1997 was $15.2 million, compared to $10.0 million and $6.1 million at December 31, 1996 and 1995, respectively. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to convert to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES

The Company has expanded its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed the following 10 acquisitions since June 1994. See Note 2 of Notes to Consolidated Financial Statements.


  COMPANY                  DATE ACQUIRED   PRINCIPAL PRODUCTS/MARKETS ACQUIRED
  -------                  -------------   -----------------------------------
 Assets of the Products    June 1994       Access to customers in certain
    Division of                            Midwestern states for the Company's
    Professional Bank                      compliance products
    Systems, Inc.



 The Genesys Solutions     September 1994  Call center software
    Group, Inc.



 Texas/Southwest           April 1995      StarGate connectivity products and
    Technology Group, Inc.                 ACH products



 Culverin Corporation      November 1995   Encore! Platform and Encore! Teller
                                           branch automation products



 OnLine Financial          April 1996      Over 1,000 branch automation
    Communications                         customers employing DOS-based
    Systems, Inc.                          technology



 COIN Banking              April 1996      Application Manager indirect lending
    Systems, Inc.                          product



 Assets of Input           April 1996      Laser Pro Mortgage lending product
    Creations, Inc.



 Assets of Halcyon         April 1996      fisCAL loan decision support product
    Group, Inc.                            and TriScore



 Assets of Pathways        April 1996      LoansPlus neural net loan decision
    Software, Inc.                         support and portfolio management
                                           product



 Vendor Payment            April 1996      Bill payment services company
    Systems, Inc.

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

The aggregate purchase price for the foregoing acquisitions was $20.2 million and 380,967 shares of Common Stock, plus contingent royalties. In connection with such acquisitions, the Company incurred non-cash charges primarily relating to the write-off of acquired in-process research and development efforts totaling $4.5 million in November 1995 and $8.0 million in April 1996. The terms of certain of the acquisitions provide that, based on various factors, including the passage of time, certain product revenue or product development, the Company will be required to pay contingent royalties, some of which obligations the Company may satisfy through the issuance of shares of its Common Stock. Because amortization of certain intangible assets arising from the Company's acquisition activity is not deductible for federal income tax purposes, certain amortization expense incurred by the Company has the effect of increasing the Company's effective tax rate for financial reporting purposes.

From time to time, the Company may also evaluate establishing new business operations or making investments in new business ventures, including joint ventures.

In March 1997 CFI announced the creation of Lori Mae, L.L.C. (Lori Mae), a company that will securitize small business loans originated by community banks. The Company expects to invest up to $1.5 million for a 50% ownership in the venture. The Company will use the equity method to account for this investment. Lori Mae leverages the strength of the Company's Laser Pro Closing and Laser Pro fisCAL Online products, which provide the standardized loan documentation and decision criteria required for financial institutions participating in this securitization opportunity. The Company believes that this venture will not only contribute commissions from the securitization transactions but, by giving CFI's lending suite of products another competitive edge, will serve to further strengthen and expand the Company's leadership in the market for lending products. Lori Mae did not materially affect the Company's financial results in 1997 and is not expected to materially affect the Company's financial results in 1998.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:


                                                 Year Ended December 31,
                                             ------------------------------
                                              1997       1996        1995
                                             ------     ------      ------

 Revenue
   Software license fees                       55.7 %     56.6 %      51.4 %
   Service and support                         37.8       37.3        41.0
   Other                                        6.5        6.1         7.6
                                             ------     ------      ------
     Total revenue                            100.0      100.0       100.0
 Gross profit                                  62.8       65.2        68.3
 Operating expenses
   Sales and marketing                         21.6       21.2        26.0
   Product development                         15.9       17.7        17.3
   General and administrative                  11.4        9.1        11.7
   Amortization of intangibles                  1.7        1.7         0.9

  Acquired in-process research and
      development and restructuring              --       13.4        12.4
                                             ------     ------      ------
      Total operating expenses                 50.6       63.1        68.3
                                             ------     ------      ------
 Income from operations                        12.2        2.1 (1)      -- (1)
 Non-operating income (expense)               (0.4)         --         1.4
                                             ------     ------      ------
 Income before income taxes                    11.8        2.1         1.4
 Provision for income taxes                     5.4        1.9         0.5
 Preferred stock dividend                       0.1        0.2         0.3
                                             ------     ------      ------
 Net income applicable to common
   shareholders                                 6.3 %       -- %(1)    0.6 %(1)
                                             ------     ------      ------

(1) Excluding the impact of the acquired in-process research and development and restructuring charges, income from operations as a percentage of revenue in 1996 and 1995 would have been 15.5% and 12.4%, respectively, and net income applicable to common shareholders in 1996 and 1995 would have been 8.5% and 8.2%, respectively.

The following table sets forth percentage changes period over period in the statements of income data of the Company:


                                                            1997              1996
                                                          Over 1996         Over 1995
                                                          ---------         ---------
 Revenue
   Software license fees                                       19 %              79 %
   Service and support                                         23                48
   Other                                                       28                31
                                                           ------            ------
     Total revenue                                             21                63
 Gross profit                                                  17                56
 Operating expenses
   Sales and marketing                                         23                33
   Product development                                          9                67
   General and administrative                                  52                26
                                                           ------            ------
     Total operating expenses                                  (3) (1)           51   (1)
                                                           ------            ------
 Income from operations                                       599  (1)           NM   (1)(2)
 Non-operating income (expense)                            (1,439)              (96)
                                                           ------            ------
 Income before income taxes                                   570               162
 Provision for income taxes                                   235               599
                                                           ------            ------
Net income applicable to common shareholders                   NM %(1)(2)       (93) %(1)
                                                           ------            ------

(1) Excluding the impact of the acquired in-process research and development and restructuring charges, income from operations would have decreased 5% in 1997 from 1996 and would have increased 104% in 1996 over 1995, and net income applicable to common shareholders would have decreased 10% in 1997 from 1996 and would have increased 70% in 1996 over 1995.

(2)  Not meaningful.

REVENUE

Total revenue increased $12.7 million, or 21%, to $72.6 million in 1997 compared to $59.9 million in 1996. Total revenue increased $23.1 million, or 63%, in 1996 from $36.8 million in 1995. Revenue attributable to the companies acquired in April 1996 accounted for $12.5 million of the 1996 increase, and the Culverin Corporation (Culverin) products acquired in November 1995 accounted for an additional $5.8 million of the 1996 increase.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $6.6 million, or 19%, to $40.5 million in 1997 compared to $33.9 million in 1996.
The increase was led by lending products and Encore! branch automation products, and was offset in part by declines in home banking and call center product revenues. Software license fees increased $15.0 million, or 79%, in 1996 from $18.9 million in 1995. Of the increase in 1996, $7.0 million was contributed by the companies acquired in April 1996, $5.1 million was attributable to the Culverin products acquired in November 1995 and $1.8 million was from internal growth, principally from Deposit Pro and Personal Branch. Of the $7.0 million increased revenue in 1996 attributable to the April 1996 acquisitions, sales of the COIN Banking Systems, Inc. (COIN) indirect lending and OnLine
Financial Communications Systems, Inc. (OnLine) branch automation products acquired from MicroBilt Corporation accounted for $5.1 million. The Company expects sales of the OnLine products to decrease in future periods because the Company is not actively selling the OnLine DOS-based branch automation products.

Percentage of Software License Fees


                                             Year Ended December 31,
                                   ----------------------------------------
                                        1997             1996          1995
                                   ---------        ---------     ---------

 Lending Products                         55 %             45 %          60  %
 Retail Delivery Products                 42               50            33
 Connectivity Products                     3                5             7
                                   ---------        ---------     ---------
 Total                                   100 %            100 %         100  %
                                   ---------        ---------     ---------
                                   ---------        ---------     ---------


     LENDING PRODUCTS. Lending products license revenue increased $6.8 million, or 44%, in 1997 compared to 1996. The increase resulted primarily from sales of Laser Pro Closing (particularly of the Company's new Windows-based product to large banks), Laser Pro Mortgage and Laser Pro Application Manager. Lending products license revenue increased $4.1 million, or 34%, in 1996 compared to 1995. Substantially all of the increase in 1996 came from sales of Laser Pro Application Manager, Laser Pro fisCAL Analyzer and Laser Pro Mortgage (formerly named LOANscape), all products from April 1996 acquisitions. As a percentage of total license revenue, Laser Pro products declined from 55% in 1995 to 36% in 1997, reflecting the Company's efforts to broaden its product offerings.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online and Laser Pro Mortgage.

     RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue decreased $0.2 million, or 1.2%, to $16.9 million in 1997 compared with $17.1 million in 1996. Increased sales of Encore! Teller and Encore! Platform products were offset by declines in sales of OnLine branch automation products, Encore! Personal Branch, Deposit Pro, Encore! Call Center and Pro Active CRA. The decline in OnLine branch automation sales reflects a decreased emphasis on the older DOS-based product and a transition to the Company's Windows-based Encore! branch automation products. Encore! Personal Branch sales were adversely affected in 1997 as the Company transitioned the product from a UNIX
to a Windows NT environment.   The decrease in Deposit Pro sales reflects the
one-time spike in demand when the Windows version of the product was released in mid-1996. Encore! Call Center sales were adversely affected in 1997 when the product was substantially rewritten, and from the lack of an installed reference
site.   The decrease in retail delivery product license revenue in 1997 was also caused by the sale of the Company's RPxpress! remittance processing division in September 1997.

Retail delivery product license revenue increased $10.9 million, or 176%, to $17.1 million in 1996 compared to $6.2 million in 1995. Sales of the Encore! products acquired in November 1995 and the OnLine branch automation products acquired in April 1996 accounted for $8.2 million of the increase. Increased Deposit Pro sales, attributable to the release of the Windows version of that product, accounted for $0.6 million of the increase. Encore! Personal Branch home banking products accounted for $1.2 million of the increase, and the remainder of the increase resulted primarily from sales of the Culverin remittance processing products.

Retail delivery products include Encore! Teller, Encore! Platform, Flextran, OnLine branch automation, Deposit Pro, Encore! Desktop, Encore! Call Center, Encore! Personal Branch, Pro Active CRA and ACH.

      CONNECTIVITY PRODUCTS. Connectivity products license revenue was approximately $1.4 million in each of 1997, 1996 and 1995. Revenues for these products are tied closely to the Company's sales of its various products to larger institutions and through third party host software providers. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

Laser Pro and Deposit Pro interfaces were formerly reported as lending products and operations products, respectively. They are now reported as connectivity
products.   Encore! Personal Branch was formerly reported as an electronic delivery product and is now reported as a retail delivery product. Encore! Desktop, Pro Active CRA and ACH were formerly reported as marketing products and are now reported as retail delivery products. The information in this report has been restated for all periods to reflect these changes.

No significant price changes for software products occurred during the periods presented.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which require the payment of annual or quarterly maintenance fees. Service and support fees increased $5.1 million, or 23%, to $27.5 million in 1997 compared to $22.4 million in 1996. Service and support fees increased $7.3 million, or 48%, in 1996 from $15.1 million in 1995. These increases resulted primarily from increases in the installed base of the Company's products, and in part by the Company's acquisition of new products.
No significant changes in service and support pricing occurred during the periods presented.

OTHER REVENUE. Other revenue includes Vendor Payment Systems (VPS) processing fees, sales of preprinted forms and supplies and certain consulting revenue. Other revenue increased $1.0 million, or 28%, in 1997 compared to 1996. Other revenue increased $0.9 million, or 31%, from 1995 to 1996. The acquisition of VPS in April 1996 was the primary cause for the increase in dollars in 1997 and 1996.

COST OF REVENUE

Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $6.2 million, or 30%, to $27.0 million for 1997 compared to $20.8 million in 1996. Of this increase, $2.6 million resulted from additional amortization of software development costs. The remainder of the increase is primarily attributable to higher implementation costs associated with the growing number of large financial institution projects, additional personnel required to support the increased installed base of customers and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product line has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue.

Cost of revenue increased $9.2 million, or 79%, to $20.8 million in 1996 compared to $11.6 million in 1995. Of this increase, $1.9 million resulted from the November 1995 acquisition of Culverin, $5.6 million resulted from the companies acquired in April 1996, and the remainder is attributable to higher implementation costs on projects, additional support personnel and increased software amortization.

Software amortization was $4.5 million in 1997, $1.9 million in 1996 and $1.4 million in 1995. During 1997 and 1996 several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. The increase in amortization costs in 1997 also resulted from accelerated amortization for certain products being replaced by new products or which management concluded were no longer technologically viable.

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

The Company's gross margin declined to 63% in 1997 from 65% in 1996 and from 68% in 1995. These declines are primarily attributable to three factors: increased software amortization, a shift in product mix to more projects and increased
royalty expenses for products acquired through acquisitions.   The Company
expects all three factors to continue in future periods, which may continue to adversely affect gross margin.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $15.7 million, or 22% of revenue, in 1997 compared to $12.7 million, or 21% of revenue, in 1996. Sales and marketing expenses were $9.6 million, or 26% of revenue, in 1995. The increase in dollar amount in 1997 compared to 1996 resulted principally from increased commissions associated with increased revenues, salary increases, additional personnel and higher advertising costs.

A total of $1.4 million of the increase in sales and marketing expenses in 1996 compared to 1995 was attributable to the companies acquired in April 1996, and an additional $0.4 million of the increase was attributable to the November 1995 acquisition of Culverin. None of these acquired organizations had significant sales and marketing operations prior to CFI's acquisition. The remainder of the increase resulted from increased commissions on higher sales volumes, continued growth in the major accounts sales force and a more than twofold increase in the size of the Personal
Branch sales force. The decrease in expenses as a percentage of revenue in 1996 from 1995 is primarily a result of revenue from acquired companies and new products sold through the Company's existing national direct sales and telemarketing operations.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses were $11.5 million, or 16% of revenue, in 1997, $10.6 million, or 18% of revenue, in 1996 and $6.4 million, or 17% of revenue, in 1995. Increases in dollar amount of product development expenses were largely the result of increased staffing in the development areas of the Company, and additional costs for integrating acquired products, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's home banking products from UNIX to the Windows NT operating environment. The companies acquired in April 1996 accounted for $1.7 million of the increase for 1996 compared to 1995, and the Culverin acquisition in November 1995 accounted for an additional $2.2 million of such increase.

Product development expenses in each of 1997, 1996 and 1995 were offset in part by capitalization of software development efforts. The company capitalized $5.0 million of software development costs in 1997, $5.2 million in 1996 and $2.7 million in 1995. Capitalized software development costs, net of accumulated amortization, were $9.9 million as of December 31, 1997 compared to $8.3 million as of December 31, 1996. The Company expects that the development cycle for its compliance-related products, which typically have relatively long lives, should be completed after the second quarter of 1998 and, accordingly, there should be a significant reduction in the capitalization of software development costs in future periods. The Company anticipates that its current capitalized software development costs will be fully amortized over the next five years.

The Company will continue to commit significant resources to product development efforts. The Company anticipates that with the completion of the current development cycle of its compliance-related products, and the consequent reduction in capitalization of costs, product development cost will have a material adverse effect in future periods on operating margin and net income.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.3 million, or 11% of revenue in 1997, $5.4 million, or 9% of revenue, in 1996 and $4.3 million, or 12% of revenue, in 1995. The increase in dollar amount in 1997 is due principally to additional systems and infrastructure costs necessary to accommodate revenue growth, and to increased bad debt expense. Consolidation of the general and administrative functions of the companies acquired in April 1996 was the principal reason for the decrease of these expenses as a percentage of revenue in 1996. The Company merged the following wholly-owned subsidiaries into the Company effective December 31, 1997 in order to reduce further its administrative expenses: Texas/Southwest Technology Group, Inc., Culverin Corporation, OnLine Financial Systems, Inc., COIN Banking Systems, Inc. and Vendor Payment Systems, Inc.

AMORTIZATION OF INTANGIBLES

Intangibles include acquisition payments assigned to goodwill, noncompetition agreements and customer lists. These costs are amortized over periods ranging from five to seven years. The increases to $1.3 million in 1997 from $1.0 million and $0.3 million in 1996 and 1995, respectively, were directly attributable to the acquisition in November 1995 of Culverin and to the acquisitions in April 1996 of six companies.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

In connection with its acquisitions of Culverin in November 1995 and of six companies in April 1996, the Company recorded non-cash, pretax charges of $3.7 million in the fourth quarter of 1995 and $8.0 million in the second quarter of 1996 for research and development efforts in process at the date of acquisition. In addition, in the fourth quarter of 1995 the Company also recorded a restructuring charge of $0.8 million consisting primarily of severance costs. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the date of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. The Company believes that these research and development efforts will result in commercially viable products within the next year at an additional cost of approximately $4.5 million.

INCOME FROM OPERATIONS

Income from operations in 1997 was $8.8 million, or 12% of revenue, compared to $1.3 million, or 2% of revenue, in 1996 and $3,000, or 0% of revenue, in 1995. Excluding the impact of the $8.0 million non-cash charge for acquired in-process research and development efforts for the April 1996 acquisitions, and a similar $4.5 million charge for the November 1995 Culverin acquisition, operating income would have been $9.3 million, or 16% of revenue, in 1996 compared with $4.5 million, or 12% of revenue, in 1995.

NON-OPERATING INCOME (EXPENSE)

In February 1997 the Company's Board of Directors elected not to proceed with a planned follow-on stock offering of the Company's common stock. The Company took a $0.5 million non-operating charge in the first quarter as a result of the cancellation. The Company's Board of Directors determined that the stock price at which the Company would be required to offer the shares was too low and would unfairly dilute the investment of existing shareholders.

In September 1997 the Company completed the sale of its RPxpress! remittance processing division. On an annual basis, the remittance processing revenues and expenses were both approximately $1.0 million. The Company received 10% of the sales price in cash with the remainder to be paid in yearly installments with interest at 8.5% per annum over four years. In connection with the sale, the Company recorded a non-operating gain of $0.6 million.

Other non-operating income (expense), which consists primarily of interest income and expense, was a net expense of $0.3 million in 1997, compared to net non-operating income of $18,000 in 1996 and $0.5 million in 1995. Cash paid for acquisitions combined with interest on acquisition-related debt caused the decline in 1996. Interest paid on outstanding balances under the Company's bank line of credit was the principal cause of the net expense in 1997.

PROVISION FOR INCOME TAXES

The effective tax rate for 1997 was 45% compared to 43% in 1996, excluding the effect of an $8.0 million acquired in-process research and development write-off resulting from the April 1996 acquisitions, and 34% in 1995, excluding the impact of a $3.7 million acquired in-process research and development write-off. The increased effective tax rates in 1997 and 1996 primarily result from increased amortization of nondeductible intangibles related to acquisitions and a substantial reduction in tax-free interest income.

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

The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due to its customers' budgeting and buying cycles. The Company's strongest revenue quarter in any year is typically its fourth quarter and its weakest revenue quarter is typically its first quarter. Customers' purchases are tied closely to their internal budget processes. For some of the Company's customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, the Company's incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, the Company usually experiences increased sales orders in the last quarter.

YEAR 2000

The Company has evaluated all of its products to determine their operation in the year 2000. Certain of the Company's software products will require some adjustment to satisfy issues arising from the use of those products in and after the year 2000, and the Company intends to provide such adjusted software to its customer base consistent with the time frames and other requirements of its customers' regulatory agencies. Notwithstanding the foregoing, the Company has also determined that a few of its products do not merit unilateral correction, and is advising the affected customers of such decision and suggesting solutions (generally identification of the incorrect output, transition to an alternate CFI or third party product or customized corrections at the customer's expense). The Company expects no material impact to its financial position as a result of any pending year 2000 issues related to its products.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $4.4 million to $7.2 million at December 31, 1997 from $2.8 million at December 31, 1996. The increase resulted primarily from increased net accounts receivable, offset in part by increased deferred revenue, customer deposits and income taxes payable. Receivables growth, net of deferred maintenance revenues, outpaced working capital growth and, as a result, borrowings on the Company's bank line of credit increased to $5.3 million at December 31, 1997, from $1.6 million at December 31, 1996. The significant increase in large project-oriented business during 1997 accounts for most of the receivables growth. Project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable at December 31, 1997, were $3.8 million, or 12% of total accounts receivable, compared with $3.3 million, or 14% of total accounts receivable, at December 31, 1996. Days sales outstanding in accounts receivable, including both billed and unbilled accounts receivable, increased to 106 days at December 31, 1997, from 90 days at December 30, 1996 (excluding the distorting impact of annual maintenance invoices).

Operations provided $5.3 million in cash in 1997 compared to $10.1 million in 1996. The decrease in cash from operations compared to 1996 was primarily due to an $8.0 million non-cash charge for acquired research and development efforts taken in 1996 and increased net accounts receivable in 1997, offset in part by increased depreciation and amortization.

Net cash used in investing activities in 1997 was $7.9 million compared to $10.1 million in 1996, reflecting the absence of acquisitions in 1997. Expenditures for property and equipment of $2.7 million in 1997 was primarily attributable to investments in infrastructure necessary to accommodate the Company's growth.

Net cash provided by financing activities of $2.7 million in 1997 primarily resulted from $3.7 million of net borrowings on the Company's bank line of credit facility and $0.7 million provided primarily upon exercise of stock options, offset in part by payments of $1.8 million on acquisition related debt.

Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving bank line of credit of up to the lesser of $9.0 million or 50% of accounts receivable, of which $3.7 million was available at December 31, 1997. The line of credit expires May 1, 1998.

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

The Company believes that funds expected to be generated from existing operations and borrowings under its revolving line of credit will provide the Company with sufficient funds to finance its current operations for at least the next 12 months. The Company may require additional funds to support its working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financings of debt or equity, or from other sources. No assurance can be given that additional financing will be available or, that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, notes thereto and supplementary data required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                      29

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions PROPOSAL 1. ELECTION OF DIRECTORS, NOMINEES FOR ELECTION TO BOARD OF DIRECTORS, MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE, NON-DIRECTOR EXECUTIVE OFFICERS AND
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is included under the captions EXECUTIVE COMPENSATION, EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS and BOARD COMPENSATION in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:


                                                                      Page
                                                                      ----

Report of Independent Public Accountants                              F-1

Consolidated Balance Sheets - December 31, 1997 and 1996              F-2

Consolidated Statements of Income for the years ended December
   31, 1997, 1996 and 1995                                            F-3

Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 1997, 1996 and 1995                             F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                   F-5

Notes to Consolidated Financial Statements                            F-6

The following schedule and report thereon is filed herewith:

Report of Independent Public Accountants on Financial Statement
   Schedule                                                           F-23

Schedule II       Valuation and Qualifying Accounts                   F-24

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended
   December 31, 1997.

EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

 Number      Description
--------     -----------------------------------------------------------------

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

 Number      Description
--------     -----------------------------------------------------------------

 10.2 Registrant's Outside Director Compensation and Stock Option Plan - previously filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

 10.3 Registrant's Standardized Regional Prototype 401(k) Cash or Deferred Savings Plan and Trust, adopted December 1, 1994 - previously filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995 and as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

 10.4 Registration Agreement dated February 4, 1991 by and among Registrant and certain named investors - previously filed as
             Exhibit 10.11 to the Registration Statement of Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on June 23, 1993 and incorporated herein by reference.

 10.5 Legal Services Agreement for the State of Louisiana effective March 13, 1986 between the Company and McGlinchey, Stafford, Mintz, Cellini & Lang, a Louisiana professional law corporation (confidential treatment requested) - previously filed as Exhibit
             10.25 to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein by reference.

 10.6        1994 Employee Stock Purchase Plan - previously filed as Exhibit
             10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

 10.7 1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 99.13 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 1, 1995 and incorporated herein by reference.

 10.8 First Amendment to 1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 9.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about September 4, 1996 and incorporated herein by reference.

 10.9 Office Lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company - previously filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

 10.10 First amendment, dated July 8, 1996, to office lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company - previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997 and is incorporated herein by reference.

 Number      Description
--------     -----------------------------------------------------------------

 10.11       Form of Executive Retention Agreement - previously filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1994 and incorporated herein by reference.

 10.12 Employment and Noncompetition Agreement dated November 21, 1995 between CFI ProServices, Inc. and Eric T. Wagner - previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

 10.13 Employment and Noncompetition Agreement dated November 21, 1995 between CFI ProServices, Inc. and John M. Loveless - previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

 10.14 Employment and Noncompetition Agreement dated November 21, 1995 between CFI ProServices, Inc. and David A. Steffens - previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

 10.15 Office Lease dated March 2, 1994, as amended on November 14, 1994 and on September 7, 1995, between the Company and Huntington Atrium Development - previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

 10.16 Office Lease dated April 18, 1995, as amended on June 9, 1995, between the Company and Danis Properties Co., Inc. - previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

 10.17 Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between CFI ProServices, Inc. and Bank of America, Oregon
             - previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

 10.18 Amendment No. 1, dated May 17, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.7 to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 13, 1996 and incorporated herein by reference.

 10.19 Amendment No. 2, dated July 1, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.8 to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 13, 1996 and incorporated herein by reference.

 Number      Description
--------     -----------------------------------------------------------------

 10.20 Amendment No. 3, dated September 24, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10 to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 14, 1996 and incorporated herein by reference.

 10.21 Amendment No. 4, dated November 21, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit
             10.1 to the Company's Registration Statement No. 333-15505 on Form S-3 as filed with the Securities and Exchange Commission on January 27, 1997 and incorporated herein by reference.

 10.22 Amendment No. 5, dated December 31, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit
             10.2 to the Company's Registration Statement No. 333-15505 on Form S-3 as filed with the Securities and Exchange Commission on January 27, 1997 and incorporated herein by reference.

 10.23 Amendment No. 6, dated March 1, 1997, to Business Loan Agreement dated November 8, 1995 - previously filed as exhibit 10.41 with the Company's Form 10-K for the year ended December 31, 1996 and as filed with the Securities and Exchange Commission on March 21, 1997 and incorporated herein by reference.

 10.24 Amendment No. 7 dated June 1, 1997, to business loan agreement dated November 8, 1995 - previously filed with the Company's Form 10-Q for the quarter ended June 30, 1997, as filed with the Securities and Exchange Commission on August 13, 1997, and is incorporated herein by reference.

 10.25       Promissory Note, dated April 1, 1996, in favor of MicroBilt, Inc.
             - previously filed as Exhibit 10.1 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996 and incorporated herein by reference.

 10.26 Promissory Note, dated April 1, 1996, in favor of First Financial Management Corporation - previously filed as Exhibit 10.2 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996 and incorporated herein by reference.

 10.27 Pledge Agreement, dated April 1, 1996, by and between CFI ProServices, Inc. And MicroBilt Corporation and First Financial Management - previously filed as Exhibit 10.3 with the Company's Form 8-K dated April 1, 1996 and as filed with the Securities and Exchange Commission on April 16, 1996 and incorporated herein by reference.

 10.28 Form of Employment Agreement entered into with former employees of Input Creations, Inc. - previously filed as Exhibit 10.1 with the Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference.

 Number      Description
--------     -----------------------------------------------------------------

 10.29 Sublease by and among Input Creations, Inc. and CFI ProServices, Inc. - previously filed as Exhibit 10.2 with the Company's Form 8-K dated April 17, 1996 and as filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference.

 21          Subsidiaries of the Registrant

 23          Consent of Arthur Andersen LLP

 27          Financial Data Schedule

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998
                                  CFI PROSERVICES, INC.

                                  By: /s/ MATTHEW W. CHAPMAN
                                      ----------------------
                                      Matthew W. Chapman
                                      Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

Signature                          Title
---------                          -----

/s/ MATTHEW W. CHAPMAN             Chairman and Chief Executive Officer
------------------------------
Matthew W. Chapman                 (Principal Executive Officer)

/s/ ROBERT P. CHAMNESS             Director, President and Chief Operating
------------------------------     Officer
Robert P. Chamness

/s/ KURT W. RUTTUM                 Vice President and Chief Financial Officer
------------------------------
Kurt W. Ruttum                     (Principal Financial and Accounting Officer)

/s/ ROBERT T. JETT                 Director, Executive Vice President and
------------------------------     Secretary
Robert T. Jett

/s/ J. KENNETH BRODY               Director
------------------------------
J. Kenneth Brody

/s/ LORRAINE O. LEGG               Director
------------------------------
Lorraine O. Legg

/s/ DAVID G. GOLDEN                Director
------------------------------
David G. Golden

/s/ ERAN S. ASHANY                 Director
------------------------------
Eran S. Ashany

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
CFI ProServices, Inc.

We have audited the accompanying consolidated balance sheets of CFI ProServices, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFI ProServices, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                          ARTHUR ANDERSEN LLP




Portland, Oregon
January 21, 1998

                             CFI PROSERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                     December 31,
                                                                1997          1996
                                                             ---------      ---------

ASSETS
Current Assets:
  Cash and cash equivalents                                  $      20      $     -
  Receivables, net of allowances of  $2,880 and $1,303          32,059         23,307
  Inventory                                                        297            156
  Deferred tax asset                                             1,307            643
  Prepaid expenses and other current assets                      1,928          1,659
                                                             ---------      ---------
          Total Current Assets                                  35,611         25,765

Property and Equipment, net of accumulated
  depreciation of $7,855 and $5,596                              5,211          4,805
Software Development Costs, net of accumulated
  amortization of $735 and $2,585                                9,856          8,327
Purchased Software Costs, net of accumulated
  amortization of $0 and $1,229                                    -            1,079
Other Intangibles, net of accumulated amortization
  of $3,227 and $1,455                                           5,689          6,704
Other Assets, including Deferred Taxes                           1,175            165
                                                             ---------      ---------
          Total Assets                                       $  57,542      $  46,845
                                                             ---------      ---------
                                                             ---------      ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                             $     -        $     425
  Accounts payable                                               2,119          2,884
  Accrued expenses                                               5,362          5,408
  Deferred revenues                                             12,498         10,445
  Customer deposits                                              1,715            869
  Bank line of credit                                            5,310          1,591
  Current portion of long-term debt                                295          1,305
  Income taxes payable                                           1,125             46
                                                             ---------      ---------
          Total Current Liabilities                             28,424         22,973

Deferred Tax Liability                                             197            -
Commitments and Contingencies
Long-Term Debt, less current portion                             2,232          2,880
                                                             ---------      ---------
          Total Liabilities                                     30,853         25,853

Mandatory Redeemable Class A Preferred Stock                       746            754

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                    -              -
  Common stock, no par value, 10,000,000
    shares authorized and 4,925,423 and 4,824,973
    shares issued and outstanding                               18,865         17,745
  Retained earnings                                              7,078          2,493
                                                             ---------      ---------
          Total Shareholders' Equity                            25,943         20,238
                                                             ---------      ---------
          Total Liabilities and Shareholders' Equity         $  57,542      $  46,845
                                                             ---------      ---------
                                                             ---------      ---------


       The accompanying notes are an integral part of these consolidated balance sheets.

                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)



                                                                      Years Ended December 31,
                                                             ---------------------------------------
                                                                1997           1996           1995
                                                             ---------      ---------      ---------

REVENUE
  Software license fees                                      $  40,475      $  33,935      $  18,918
  Service and Support                                           27,466         22,336         15,060
  Other                                                          4,708          3,676          2,798
                                                             ---------      ---------      ---------
          Total Revenue                                         72,649         59,947         36,776
COST OF REVENUE                                                 27,041         20,844         11,672
                                                             ---------      ---------      ---------
          Gross Profit                                          45,608         39,103         25,104
OPERATING EXPENSES
  Sales and marketing                                           15,709         12,725          9,558
  Product development                                           11,549         10,615          6,356
  General and administrative                                     8,263          5,425          4,295
  Amortization of intangibles                                    1,259          1,045            343
  Acquired in-process research and development
     and restructuring                                             -            8,030          4,549
                                                             ---------      ---------      ---------
          Total Operating Expenses                              36,780         37,840         25,101
                                                             ---------      ---------      ---------
          Income From Operations                                 8,828          1,263              3
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                                (456)          (251)            (3)
  Interest income                                                  170            271            490
  Cancelled stock offering costs                                  (487)           -              -
  Gain on sale of operating division                               628            -              -
  Other, net                                                       (96)            (2)           -
                                                             ---------      ---------      ---------
          Total Non-operating Income (Expense)                    (241)            18            487
                                                             ---------      ---------      ---------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                                  8,587          1,281            490
PROVISION FOR INCOME TAXES                                       3,907          1,167            167
                                                             ---------      ---------      ---------
NET INCOME                                                       4,680            114            323
PREFERRED STOCK DIVIDEND                                            95             97             97
                                                             ---------      ---------      ---------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                 $   4,585      $      17      $     226
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
BASIC NET INCOME PER SHARE                                   $    0.93      $     -        $    0.05
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------
DILUTED NET INCOME PER SHARE                                 $    0.90      $     -        $    0.05
                                                             ---------      ---------      ---------
                                                             ---------      ---------      ---------


       The accompanying notes are an integral part of these consolidated balance sheets.

                             CFI PROSERVICES, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                   Common Stock
                                                           --------------------------
                                                              Shares         Amount        Retained Earnings          Total
                                                           -----------      ---------      -----------------        ---------
BALANCES, DECEMBER 31, 1994                                  3,928,977      $  14,341      $           2,250        $  16,591
       Issuance of Common Stock                                567,159          1,061                    -              1,061
       Tax benefits from stock transactions                        -              291                    -                291
       Net income applicable to common shareholders                -              -                      226              226
                                                           -----------      ---------      -----------------        ---------

BALANCES, DECEMBER 31, 1995                                  4,496,136         15,693                  2,476           18,169
       Issuance of Common Stock                                328,837          1,420                    -              1,420
       Tax benefits from stock transactions                        -              632                    -                632
       Net income applicable to common shareholders                -              -                       17               17
                                                           -----------      ---------      -----------------        ---------

BALANCES, DECEMBER 31, 1996                                  4,824,973         17,745                  2,493           20,238
       Issuance of Common Stock                                100,450            724                    -                724
       Tax benefits from stock transactions                        -              396                    -                396
       Net income applicable to common shareholders                -              -                    4,585            4,585
                                                           -----------      ---------      -----------------        ---------

BALANCES, DECEMBER 31, 1997                                  4,925,423      $  18,865      $           7,078        $  25,943
                                                           -----------      ---------      -----------------        ---------
                                                           -----------      ---------      -----------------        ---------


       The accompanying notes are an integral part of these consolidated balance sheets.

                             CFI PROSERVICES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                   Years Ended December 31,
                                                                               1997           1996           1995
                                                                             --------       --------       --------
Cash  flows from operating activities:
   Net income applicable to common shareholders                              $  4,585       $     17       $    226
   Adjustments to reconcile net income applicable to common
      shareholders to cash provided by operating activities:
         Depreciation and amortization                                          8,540          4,731          3,029
         Write-off of in-process research and development                         -            8,030          3,700
         Gain on sale of property and equipment                                   -              (10)           -
         Gain on sale of operating division                                      (628)           -              -
         Deferred income taxes                                                     87         (1,328)          (900)
         Payments made on mandatory redeemable preferred stock, net                (8)            (7)            (3)
         Interest accreted on note payable                                         93            -              -
         (Gain) loss on sale of equity/debt investments                           -             (156)            31
      Equity in losses attributable to subsidiary and joint venture               148            -               88
      (Increase) decrease in assets, net of effects from
        purchase of businesses:
         Receivables, net                                                      (9,135)        (6,580)        (3,734)
         Income taxes receivable                                                  -              229            125
         Inventories, net                                                        (141)            59            206
         Prepaid expenses and other current assets                               (269)          (325)          (302)
      Increase (decrease) in liabilities, net of effects from
        purchase of businesses:
         Drafts payable                                                          (425)           425            -
         Accounts payable                                                        (765)         1,167           (166)
         Accrued expenses                                                      (1,186)         2,079           (144)
         Deferred revenues                                                      2,053          2,069          1,129
         Customer deposits                                                        846           (609)           243
         Other current liabilities                                                -             (338)           (67)
         Income taxes payable                                                   1,475            678            -
                                                                             --------       --------       --------
               Net cash provided by operating activities                        5,270         10,131          3,461

Cash flows from investing activities:
   Expenditures for property and equipment                                     (2,713)        (2,721)        (1,232)
   Software development costs capitalized                                      (4,994)        (5,204)        (2,720)
   Investment in joint venture                                                   (322)           -              -
   Purchase of investments                                                        -              -           (8,128)
   Proceeds from sale/maturity of investments                                     -            2,982         11,715
   Proceeds from sale of operating division                                        87            -              -
   Proceeds from sale of property and equipment                                   -               19            -
   Investment in Vendor Payment Systems, Inc.                                     -              -             (230)
   Cash paid for acquisition of Texas/Southwest Technology
     Group, Inc.                                                                  -              -             (259)
   Cash paid for acquisition of Culverin Corporation, net of
     cash received                                                                -              -              (62)
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                                               -           (2,277)           -
   Cash paid for acquisition of Input Creations, Inc.                             -           (2,107)           -
   Cash paid for other acquisitions                                               -             (812)           -
   Other assets                                                                   -                8            -
                                                                             --------       --------       --------
               Net cash used in investing activities                           (7,942)       (10,112)          (916)

Cash flows from financing activities:
   Net proceeds from line of credit                                             3,719          1,591            -
   Payments on notes payable                                                      -           (7,280)           -
   Payments on long-term debt                                                  (1,751)          (328)            (6)
   Proceeds from issuance of common stock                                         724          1,154            791
                                                                             --------       --------       --------
               Net cash provided by (used in) financing activities              2,692         (4,863)           785
                                                                             --------       --------       --------

Increase (decrease) in cash and cash equivalents                                   20         (4,844)         3,330

Cash and cash equivalents:
   Beginning of period                                                            -            4,844          1,514
                                                                             --------       --------       --------
   End of period                                                             $     20       $    -         $  4,844
                                                                             --------       --------       --------
                                                                             --------       --------       --------



       The accompanying notes are an integral part of these consolidated balance sheets.

                               CFI PROSERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS
CFI ProServices, Inc. and its subsidiaries (the Company) develops, sells, and services customer service software used by financial institutions. The Company combines its technology, banking and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key sales and service business processes, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Although most sales historically have been to commercial banks within the United States, today the Company actively markets its products to most types of financial institutions domestically and, for the non-compliance oriented software, internationally. The Company has been in business since
1978.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries: The Genesys Solutions Group, Inc., Texas/Southwest Technology Group, Inc., Culverin Corporation, OnLine Financial Systems, Inc., COIN Banking Systems, Inc., and Vendor Payment Systems, Inc. (VPS). All intercompany transactions and balances have been eliminated. A cash investment in VPS was included in other assets and was accounted for using the equity method until April 1996 when the Company purchased the remaining outstanding VPS common stock. The Company made certain acquisitions in April 1996 (see Note 2). These acquisitions have been included in the consolidated financial statements since the date of acquisition.

Effective December 31, 1997, all of the Company's wholly owned subsidiaries (other than The Genesys Solutions Group, Inc.) were dissolved and their assets were distributed to the Company.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and short-term investments with maturity dates of three months or less at the time of acquisition.

INVESTMENTS
Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value, which approximates cost. Securities held to maturity are stated at amortized cost. There were no unrealized holding gains or losses at December 31, 1997 and 1996. During 1996, the Company sold its debt securities to help pay for acquisitions. The Company uses the specific identification method for determining the cost to use in computing realized gains and losses.


                                                 Years Ended December 31,
                                             ----------------------------------
                                                1997        1996         1995
                                             ---------    ---------    --------
                                                       (In thousands)

 Proceeds from sale of available for sale   $       --   $       --  $      185
 securities
 Proceeds from sale of debt securities              --        2,982          --

 Realized losses on sales of equity                 --           --          31
 securities

 Realized gains on sales of debt                    --          156          --
 securities

INVENTORY
Inventory consists primarily of printed bank forms and supplies, and is stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost; depreciation is computed on a straight-line basis over the estimated useful lives of the individual assets, which are three years for computer equipment and software, and five to seven years for furniture, fixtures and other equipment. Expenditures for repairs and maintenance are charged to current operations, and costs related to renewals and improvements that add significantly to the useful life of an asset are capitalized. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

SOFTWARE
The costs of internally developed software which meet the criteria in SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," are capitalized. These costs are amortized on a straight-line basis over estimated economic lives ranging from three to five years.

Purchased software is capitalized at cost and amortized on a straight-line basis over estimated economic lives ranging from two to five years. Most of the contracts for purchased software require royalties to be paid based on revenues generated by the related software.


                                                  Years Ended December 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            ---------    ----------   ---------
                                                       (In thousands)

 Amortization  of  internally  developed   $    3,465   $     1,194  $      787
 software
 Amortization of purchased software             1,079           693         632

During 1997 and 1996 several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1996 acquisitions. The increase in amortization costs in 1997 also resulted from accelerated amortization for certain products being replaced by new products or which management concluded were no longer technologically viable.

INTANGIBLES
The Company's intangibles consist primarily of amounts paid for goodwill, noncompetition agreements and customer lists. These costs are amortized on a straight-line basis over estimated economic lives of five to seven years. The Company believes these useful lives are appropriate based on the factors influencing acquisition decisions. These factors include product life, profitability and general industry outlook. The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company will estimate the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company would recognize an impairment loss in an amount necessary to write the intangibles down to fair value as determined by the expected discounted future cash flows. The Company has not recognized an impairment loss to date.

INVESTMENT IN JOINT VENTURE
In November 1997, the Company made a 50% investment in Lori Mae, L.L.C. (Lori
Mae), a company that will securitize small business loans originated by community banks. The Company uses the equity method to account for its investment in this joint venture. At December 31, 1997, the net investment in Lori Mae totaled $174,000 and was included on the Balance Sheet in Other Assets.

REVENUE RECOGNITION
License revenues are derived from three kinds of transactions:

     - Licenses with no follow-on obligations on the part of the Company are recognized upon shipment.
     - Licenses which require installation and training by the Company prior to use are recognized upon completion of the installation and training.
     - Licenses which include significant amounts of tailoring and, occasionally, customization are recognized on a percentage of completion basis as the tailoring and customization are performed. Estimates of efforts to complete a project are used in the percentage of completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

If the license agreement obligates the Company to provide post-contract support at no additional cost to the customer, the revenue related to the post-contract support is recognized ratably over the support period. Sales of the Company's credit analysis products generally include a right of return, without charge, within 60 days of the sale. The Company provides an allowance for sales returns, based on historical experience, for these products. For all other products, returns and exchanges are infrequent and are recorded as reductions in license revenue when the obligation to accept the return or conduct the exchange becomes known.

Revenues for consulting, custom programming and training, where separately contracted for, are recognized as the related services are performed. Other revenues include sales of preprinted forms and font cartridges, which are recognized upon shipment. Amounts received in advance for service and support contracts are deferred and recognized ratably over the support period. Amounts in excess of invoiced minimums for service and support charges based on usage are estimated and recognized in the period in which usage occurs.

Included in receivables at December 31, 1997 and 1996 are unbilled receivables of $3,824,000 and $3,328,000, respectively. These primarily relate to percentage of completion contracts and contracts with deferred payment terms.

During 1997, Statement of Position (SOP) 97-2, "Software Revenue Recognition," was released and will be effective for the Company's year ending December 31, 1998. The Company does not believe SOP 97-2 will have a material impact on its financial statements.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes." This pronouncement requires deferred tax assets and liabilities to be valued using the enacted tax rates expected to be in effect when the temporary differences are recovered or settled.

ADVERTISING COST
Advertising costs are expensed as incurred. These costs were $1,241,000, $950,000 and $585,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares
outstanding.   Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:



 Year Ended December 31,          1997                          1996                            1995
----------------------------      ---------------------------   ------------------------------  --------------------------
 (In thousands, except per
   share data)                                          Per                           Per                           Per
                                                       Share                         Share                          Share
 Basic EPS                        Income    Shares     Amount   Income     Shares    Amount     Income    Shares   Amount
 ---------                        ---------------------------   ------------------------------  ---------------------------
 Income available to Common
 Shareholders                     $  4,585  4,919     $ 0.93    $ 17       4,763     $ 0.00     $ 226     4,369    $ 0.05
                                                      ------                         ------                        ------
                                                      ------                         ------                        ------
 Effect of Dilutive
 Stock Options                       -        205                  -         349                   -        508
                                  ---------------               ----------------                   ------------
 Diluted EPS
 -----------
 Income available to Common
 Shareholders                     $  4,585  5,124     $ 0.90    $ 17       5,112     $ 0.00     $ 226     4,877    $ 0.05
                                                      ------                         ------                        ------
                                                      ------                         ------                        ------

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 94,500, 10,000 and zero for the years ended December 31, 1997, 1996 and 1995, respectively.

SUPPLEMENTARY CASH FLOW INFORMATION




 The Company made the following cash payments:                                         Years Ended December 31,
                                                                            ---------------------------------------------
                                                                                 1997            1996            1995
                                                                            --------------   ------------    ------------
                                                                                            (In thousands)
 Interest and preferred dividends                                           $          517  $         148   $         103
 Income taxes                                                                        2,294          1,597           1,005

Noncash investing and financing activities were as follows:

                                                                                       Years Ended December 31,
                                                                            ---------------------------------------------
                                                                                 1997            1996            1995
                                                                            --------------   ------------    ------------
                                                                                              (In thousands)

 Tax benefit from exercise of nonqualified stock options                     $         396  $         632   $         291
 Culverin Corporation acquisition (Note 2):
   Issuance of notes payable                                                            --             --           3,740
   Stock commitment                                                                     --             --             270
 Texas/Southwest Technology Group, Inc. acquisition (Note 2):
     Issuance of notes payable and long-term debt                                       --             --             450
 MicroBilt Financial Services Division acquisition (Note 2):
    Issuance of note payable                                                            --          3,500              --
 Input Creations, Inc. acquisition (Note 2):
    Issuance of long term debt                                                          --          1,533              --
 Other acquisitions (Note 2):
   Issuance of long term debt                                                           --          1,182              --
   Issuance of notes payable                                                            --          1,170              --
   Issuance of Common Stock                                                             --            266              --
 Note receivable received in connection with the sale of of remittance
   processing                                                                          788             --              --
 Increase in goodwill for accrued acquisition related contingent royalties           1,140             --              --
 Decrease in goodwill and increase in deferred tax asset
    related to acquired net operating losses                                           389             --              --

RECLASSIFICATION
Certain reclassifications in the financial statements and notes have been made to prior year financial statements to conform with the current presentation.

RECENT PRONOUNCEMENTS
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was issued in June 1997, requires the Company to report certain information about operating segments. SFAS 131 will become effective for the Company's year ending December 31, 1998. The Company expects that additional disclosures related to its product lines will be required due to SFAS 131.

2.    ACQUISITIONS:

In April 1996, the Company acquired all of the capital stock of OnLine Financial Communication Systems, Inc. (OnLine) and COIN Banking Systems, Inc. (COIN) (formerly subsidiaries of MicroBilt Corporation), and substantially all of the assets of Input Creations, Inc. (Input), Pathways Software, Inc. (Pathways) and The Halcyon Group, Inc. (Halcyon). All of these acquisitions were accounted for as purchases. The combined purchase prices totaled approximately $13,600,000 plus certain contingent royalties tied to future revenue production or to software conversions. The $13,600,000 included $5,196,000 of cash, $7,385,000 in notes payable and other long-term liabilities, $266,000 of common stock and approximately $700,000 of other assumed liabilities. In conjunction with these acquisitions, the Company recorded approximately $4,300,000 of goodwill which is being amortized ratably over a seven year period and $8,030,000 of acquired in-process research and development, determined by independent appraisal, all of which was expensed in April 1996. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. In connection with the April 1996 acquisitions and in accordance with the Emerging Issues Task Force issue 96-7 (EITF 96-7) issued in 1996, the Company did not provide deferred taxes on the portion of the acquired in-process research and development costs which had no underlying tax basis. Prior to the issuance of EITF 96-7, the Company provided deferred taxes on acquired in-process research and development costs which had no underlying tax basis.

In November 1995, the Company acquired all of the outstanding common stock of Culverin Corporation (Culverin), a software company with headquarters in Dayton, Ohio. The initial purchase price consisted of $3,888,000 in cash paid in installments through November 1996; cash of $50,000 and 33,341 shares of the Company's common stock, valued at $13.50 per share and discounted 40% for restrictions on trading, which were delivered on January 1, 1998; and expenses of $531,000. In addition, the Company will make annual contingent royalty payments through 2000 of between 2% and 14% of revenues generated by Culverin products, depending on the amount of such revenues in each year. The transaction has been accounted for as a purchase and the excess of the initial purchase price over the value of the identifiable assets, $1,969,000, has been recorded as an intangible asset, amortized on a straight-line basis over seven years. Annual contingent royalty payments earned are recorded as an addition to intangible assets and amortized on a straight line basis over the remaining life of the original seven-year period. The 1995 results included in these financial statements include the results of Culverin's operations for November and December 1995. Unaudited pro forma results of operations assuming the Culverin acquisition and the April 1996 acquisitions occurred at January 1, 1995 are as follows:

                                                               Years Ended
                                                              December 31,
                                                        ----------------------
                                                           1996         1995
                                                        ----------   ---------
                                                              (In thousands,
                                                             except per share
                                                                  data)

 Total revenues                                        $    63,223  $  54,497
 Net income (loss) applicable to common shareholders            33       (699)
 Earnings (loss) per share -- basic and diluted               0.01      (0.16)

Pro forma results for the years ended December 31, 1995 and 1996 include the write-off of acquired in-process research and development in the periods when incurred.

Primarily in connection with the Culverin acquisition, the Company recorded a pretax charge of $4,549,000 in the fourth quarter of 1995. Of this charge, $3,700,000 represented the value, determined by independent appraisal, of Culverin's in-process research and development efforts at the time of acquisition. Technological feasibility of the acquired technology, which has no alternative future uses, had not been established prior to the purchase. Restructuring costs, comprised primarily of severance costs, represent the remainder of the charge.

In April 1995, the Company acquired all of the outstanding common stock of Texas/Southwest Technology Group, Inc. (TSTG), a software company located in Houston, Texas. The purchase price consisted of $259,000 cash upon closing, $450,000 payable over the next four years, and contingent royalties payable at percentages between 6% and 18% on license revenue from sales of TSTG products over the next three years. The transaction has been accounted for as a purchase and the excess of the initial purchase price over the value of the identifiable assets, $625,000, has been recorded as an intangible asset and is being amortized on a straight-line basis over five years. The 1995 results included in these financial statements include the results of TSTG's operations for the nine months ended December 31, 1995. The results of TSTG's operations prior to the acquisition were insignificant.

3.    PROPERTY AND EQUIPMENT:

The major categories of property and equipment are summarized as follows:



                                                          December 31,
                                               --------------------------------
                                                      1997             1996
                                               ---------------    -------------
                                                          (In thousands)

Computer hardware and software                 $         9,546    $       7,090
Furniture and fixtures                                   3,008            2,879
Leasehold improvements                                     512              432
                                                --------------     ------------
                                                        13,066           10,401
Less-- accumulated depreciation                          7,855            5,596
                                                --------------     ------------
                                               $         5,211    $       4,805
                                                --------------     ------------
                                                --------------     ------------

Depreciation expense was as follows:

                                            Years Ended December 31,
                                    ----------------------------------------
                                       1997          1996          1995
                                    ----------   ----------     ------------
                                                       (In thousands)

Depreciation expense               $     2,230  $     1,799    $       1,267
                                    ----------   ----------     ------------
                                    ----------   ----------     ------------

4.    ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         1997           1996
                                                     ----------      ----------
                                                            (In thousands)

Accrued vacation pay                                $       238     $       265
Accrued commissions                                       1,080             870
Accrued bonuses and profit sharing                          392           1,639
Other                                                     3,652           2,634
                                                     ----------      ----------
                                                    $     5,362     $     5,408
                                                     ----------      ----------
                                                     ----------      ----------

5.    EMPLOYEE BENEFIT PLANS:

The Company created a profit sharing plan (the Plan) on February 1, 1989 under the provisions of Section 401(k) of the Internal Revenue Code. Employer contributions to the Plan are made at the discretion of the Board of Directors and were as follows:


                                                Years Ended December 31,
                                         --------------------------------------
                                            1997         1996           1995
                                         ----------   ----------    -----------
                                                     (In thousands)

Employer contributions                  $       468  $       327   $         220
                                         ----------   ----------    ------------
                                         ----------   ----------    ------------

The Board of Directors has approved an officers' bonus plan and employee profit sharing plan. The amount and timing of the bonus and profit sharing payments are at the Board's discretion. The expense associated with these plans was as follows:


                                                Years Ended December 31,
                                         ---------------------------------------
                                            1997         1996           1995
                                         ----------   ----------    ------------
                                                     (In thousands)

 Bonus and profit sharing expense       $       850  $     2,298   $         771
                                         ----------   ----------    ------------
                                         ----------   ----------    ------------

The Company has a qualified employee stock purchase plan which allows qualified employees to direct up to 7 percent of monthly base pay for purchases of stock. The purchase price for shares purchased under the plan is 85 percent of the lesser of the fair market value at the beginning or end of the plan year.

6.    LINE OF CREDIT AND LONG-TERM DEBT:

LINE OF CREDIT
The Company may borrow up to the lesser of $9,000,000 or 50 percent of accounts receivable, as defined under the terms of a committed, unsecured, revolving bank line of credit agreement. At the Company's option, interest on outstanding borrowings may be at the bank's published reference rate or alternative rates specified in the agreement. The interest rate in effect at December 31, 1997 was 8.5 percent. The line of credit expires on May 1, 1998. The agreement contains covenants which require the Company to maintain certain financial ratios and prohibits the Company from incurring other debts or liens outside the ordinary course of business. The Company is in compliance with the covenants at December 31, 1997. The Company pays an annual commitment fee of 0.2 percent on the average unused balance. Borrowings under the line totaled $5,310,000 at December 31, 1997, and $1,591,000 at December 31, 1996.

LONG-TERM DEBT
At December 31, 1997 and 1996, long-term debt consisted of the following :



                                                                                                1997            1996
                                                                                            ------------    ------------
                                                                                                    (In thousands)

Note payable, in relation to Culverin acquisition, payment of $3,690
  in 1996 with the balance due January 1998                                                $          50   $          50
Note payable, in relation to Pathways acquisition, final payment due January 1997                     --             900
Note payable, in relation to Halcyon acquisition, with imputed interest at
  8 percent, due in quarterly installments of $50, including interest,
  payable through 2001                                                                               605             750
Note payable, in relation to Halcyon acquisition, due upon completion
  of the development of a new specified product                                                       --             225
Note payable, assumed in the Halcyon acquisition, in monthly installments of $6, including interest imputed at 8.5 percent, with final payment due
  October 2004                                                                                       346             382
Guaranteed royalties to be paid in relation to Input acquisition,
  with imputed interest at 6 percent, payable through March 2001                                   1,426           1,533
TSTG non-compete payments through April 1999                                                         100             345
                                                                                            ------------    ------------
                                                                                                   2,527           4,185
Less current portion of long-term debt                                                              (295)         (1,305)
                                                                                            ------------    ------------
Long-term debt                                                                             $       2,232   $       2,880
                                                                                            ------------    ------------
                                                                                            ------------    ------------

Payouts under long-term debt are as follows (in thousands):


                Years Ending December 31,
                -------------------------

                1998                             $      295
                1999                                    262
                2000                                    229
                2001                                  1,573
                2002                                     55
                                                  ---------
                Thereafter                              113
                                                 $    2,527
                                                  ---------
                                                  ---------

7.    COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from one to 10 years, payable in monthly installments. Total lease expense was as follows:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                      1997           1996               1995
                                 ------------    ------------     -------------
                                                 (In thousands)

 Lease expense                  $       2,786   $       2,131    $          999
                                 ------------    ------------     -------------
                                 ------------    ------------     -------------

Future minimum lease payments are as follows (in thousands):

                  Years Ending December 31,
                  -------------------------

                  1998                              $   2,620
                  1999                                  2,608
                  2000                                  2,514
                  2001                                  1,683
                  2002                                  1,685
                  Thereafter                            1,800
                                                    ---------
                                                    $  12,910
                                                    ---------
                                                    ---------

CONTINGENCIES

The Company and its subsidiaries are involved in routine legal matters incidental to their respective businesses. In the opinion of the Company, the resolution of any such matters that are currently outstanding will not have a material effect on its financial condition or results of operation.

In the second quarter of 1997, one of the Company's customers cancelled an $800,000 project with the Company and requested a partial refund of moneys paid and cancellation of unpaid invoices. The Company believes that it has met all of its contractual obligations to this customer and intends to enforce the terms of the agreement.

8.    INCOME TAXES:

The provision for income taxes is as follows:


                                            Years Ended December 31,
                                 ----------------------------------------------
                                     1997            1996              1995
                                 ------------    ------------     -------------
                                                (In thousands)

 Current tax provision:
   Federal                      $       3,443   $       2,223    $          944
   State                                  377             272               123
                                 ------------    ------------     -------------
                                        3,820           2,495             1,067
 Deferred tax provision
  (benefit)                                87          (1,328)             (900)
                                 ------------    ------------     -------------
 Total provision                $       3,907   $       1,167    $          167
                                 ------------    ------------     -------------
                                 ------------    ------------     -------------

The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:


                                                Years Ended December 31,
                                            -----------------------------
                                             1997        1996       1995
                                            ------      ------     ------

 Federal statutory rate                       34.0  %     34.0  %    34.0  %
 State income taxes net of Federal             4.2         6.8        5.4
   benefit
 Disallowance of meals and
   entertainment expenses                      1.1         6.0       11.5
 Purchase accounting adjustments,
   including amortization of                   5.7        47.6        0.5
   intangibles
 Tax free interest                              --          --       (9.7)
 Change in valuation allowance                (0.2)       10.9        2.1
 Other                                         0.7       (14.1)      (9.7)
                                            ------      ------     ------
                                              45.5  %     91.2  %    34.1  %
                                            ------      ------     ------
                                            ------      ------     ------

Deferred tax assets and (liabilities) are comprised of the following components:


                                                             December 31,
                                                       ------------------------
                                                         1997           1996
                                                       ----------     ---------
                                                             (In thousands)
Current deferred tax asset:
   Allowance for doubtful accounts                    $       950    $      371
   Accrued vacation liability                                  92           101
   Current portion of net operating loss
    carryforwards                                             177            88
   Severance and other accruals                                20            36
   Other                                                       68            47
                                                       ----------     ---------
  Total current deferred tax asset                    $     1,307    $      643
                                                       ----------     ---------
                                                       ----------     ---------
Long-term deferred tax asset (liability):
   In-process technology acquired                     $     2,477    $    2,663
   Depreciation                                              (154)           --
   Intangibles amortization                                   651           223
   Capitalized software                                    (3,746)       (3,164)
   Net operating loss and credit carryforwards                714           599
   Other                                                       33            33
                                                       ----------     ---------
  Gross long-term deferred tax asset (liability)              (25)          354
   Valuation allowance                                       (172)         (189)
                                                       ----------     ---------
Total long-term deferred tax asset (liability)        $      (197)   $      165
                                                       ----------     ---------
                                                       ----------     ---------

   The increase (decrease) in the valuation allowance was as follows:


                                                  Years Ended December 31,
                                           ------------------------------------
                                               1997         1996         1995
                                           ---------     ---------    ---------
                                                       (In thousands)
 Increase (decrease) in valuation
   allowance                              $      (17)   $      140   $       10
                                           ---------     ---------    ---------
                                           ---------     ---------    ---------

At December 31, 1997, for Federal tax return reporting purposes, the Company had approximately $1,755,000 of regular and alternative minimum tax loss carryovers that expire at various dates through 2010. In addition, at December 31, 1997, the Company had $225,000 of general business credit carryovers that expire at various dates through 2007. The general business credit carryovers may not be used to offset taxes payable until the tax loss carryovers are fully utilized. In 1997, based on management's estimate of realization, the Company recorded an increase in deferred tax assets and a corresponding decrease in goodwill of $389,000 relating to net operating losses acquired in connection with a prior acquisition.

Current Federal tax law limits the net operating loss and tax credit carryovers available to be used in any given year in the event of certain circumstances including significant changes in ownership interests. The Company is limited to using approximately $430,000 of net operating loss carryovers in any one year.

9.    PREFERRED STOCK:

The Company is redeeming the 10,300 outstanding shares of mandatory redeemable Class A preferred stock at $262.14 per share over a 28-year period ending in the year 2018. The present value of the remaining payments, which are due quarterly, has been recorded as the carrying value at December 31, 1997 and 1996. The carrying value is adjusted as payments are made and dividends are accrued on the shares yet to be redeemed. The rate used to calculate the present value was 13 percent per annum, which approximated the Company's borrowing rate at the time redemption commenced. At December 31, 1997 there were 7,804 outstanding shares remaining to be redeemed.

The repayment schedule for the mandatory redeemable Class A preferred stock at December 31, 1997 is as follows (in thousands):


           Years Ending December 31,
           -------------------------

           1998                                              $     103
           1999                                                    103
           2000                                                    103
           2001                                                    103
           2002                                                    103
           Thereafter                                            1,530
                                                              --------
           Total future payments                                 2,045
           Less- Amount representing dividends                   1,299
                                                              --------
           Present value of future payments                        746
           Less- Current portion                                    --
                                                              --------
           Long-term mandatory redeemable preferred stock    $     746
                                                              --------
                                                              --------

10.   STOCK OPTIONS AND DIRECTOR COMPENSATION:

At December 31, 1997, the Company had four stock option plans: a Consolidated Plan, a nonqualified stock option plan, and two plans for outside directors.

Under the Consolidated Plan, options, which consist of incentive stock options and nonqualified stock options, vest ratably over five years and generally expire ten years from the date of grant, beginning in the year 2001. The exercise price for incentive stock options granted under the plan is set at the fair market value at the grant date. The exercise price for nonqualified options may be set below the fair market value at the grant date, but, to this date, no options have been granted with an exercise price less than fair market value at the grant date.

Under the nonqualified stock option plan, available to officers and key employees, the vesting period and exercise price, which may be set below the fair market value at the date of grant, are determined by the Compensation Committee of the Board of Directors. No options have been granted with an exercise price less than fair market value at the date of grant.

Under the Restated Outside Director Restricted Stock Plan (the Restricted Plan), 40,000 shares of common stock were reserved for issuance to outside directors. As of December 31, 1997, 24,600 shares had been issued under the Restricted Plan and were no longer restricted, leaving 15,400 shares available for future grants. In May 1994, the shareholders approved the Restated Outside Director Compensation and Stock Option Plan (the Compensation Plan), which provides for outside directors to be paid $5,000 per year and allows for the issuance of 50,000 shares, comprised of 15,400 shares under the Restricted Plan and 34,600 shares under the Consolidated Plan, as stock options.

Below is a table showing the activity for the aforementioned stock option plans for the past three years:


                                                            Weighted               Total
                                             Shares          Average              Exercise
                                          Subject to      Exercise Price            Price
                                            Options         Per Share          (in thousands)
                                         -----------      --------------       --------------
 Balances, December 31, 1994               1,278,591     $          4.17      $        5,336
 Options granted                             140,384               12.75               1,790
 Options exercised                          (547,381)               1.22                (668)
 Options lapsed                              (46,912)              10.57                (496)
                                         -----------      --------------       -------------
 Balances, December 31, 1995                 824,682                7.23               5,962
 Options granted                             290,500               14.52               4,219
 Options exercised                          (273,183)               3.63                (991)
 Options lapsed                              (10,179)               9.92                (101)
                                         -----------      --------------       -------------
 Balances, December 31, 1996                 831,820               10.93               9,089
 Options granted                             118,000               18.40               2,172
 Options exercised                           (79,804)               5.52                (441)
 Options lapsed                              (86,713)              13.45              (1,167)
                                         -----------      --------------       -------------
 Balances, December 31, 1997                 783,303     $         12.32      $        9,653
                                         -----------      --------------       -------------
                                         -----------      --------------       -------------

For all four plans at December 31, 1997, there were 1,061,654 shares of unissued stock reserved for issuance under the plans, of which 25,038 shares are reserved under the Employee Stock Purchase Plan (ESPP) and options for the purchase of 253,313 shares remained available for future grants. Options to purchase 361,873 and 250,990 shares of common stock were exercisable at December 31, 1997 and 1996, respectively. These exercisable options had weighted average exercise prices of $9.91 and $8.27 at December 31, 1997 and 1996, respectively.

During 1995, the Financial Accounting Standards Board issued SFAS No.123 which defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


                                          For the Year Ended December 31,
                                     ---------------------------------------
                                       1997            1996            1995
                                     --------        --------        -------

 Risk-free interest rate               6.3%            6.0%             6.0%
 Expected dividend yield               0.0%            0.0%             0.0%
 Expected lives (years)                6.9             4.7              4.2
 Expected volatility                  60.7%           62.8%            57.7%

Using the Black-Scholes methodology, the total value of options granted during 1997, 1996 and 1995 was $1,286,000, $1,854,000 and $794,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during 1997, 1996 and 1995 was $11.51 per share, $7.39 per share and $6.62 per share, respectively. The number of shares issued under the ESPP were 20,646, 11,338 and 9,978 for the years ended December 31, 1997, 1996 and 1995, respectively, and the related weighted average purchase price and weighted average fair value of shares issued were $13.71 and $6.55, respectively for 1997, $13.71 and $6.61, respectively for 1996, and $11.29 and $4.92, respectively for 1995.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:



                                                                 For the Year Ended December 31,
                                                              (in thousands, except per share data)
                              ---------------------------------------------------------------------------------------------------
                                          1997                               1996                                1995
                              -----------------------------      -----------------------------       ----------------------------
                              As Reported       Pro Forma        As Reported       Pro Forma          As Reported      Pro Forma
                              ------------      -----------      ------------      -----------       ------------      ----------

 Net income (loss)               $   4,585         $  3,563              $ 17          $ (979)              $ 226           $ (3)
 Net income (loss) per
   share - basic                 $    0.93         $   0.72            $ 0.00         $ (0.21)             $ 0.05         $ 0.00
 Net income (loss) per
   share - diluted               $    0.90         $   0.71            $ 0.00         $ (0.21)             $ 0.05         $ 0.00



The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.


The following table summarizes information about stock options outstanding at December 31, 1997:


                                  Options Outstanding                                                 Options Exercisable
--------------------------------------------------------------------------------------     --------------------------------------
                                                 Weighted Average
                               Number               Remaining            Weighted          Number of Shares
  Range of Exercise          Outstanding         Contractual Life         Average           Exercisable at       Weighted Average
  Prices Per Share           at 12/31/97             (years)          Exercise Price           12/31/97           Exercise Price
---------------------       -------------        -----------------    --------------       ----------------      ----------------
    $   1.00 - 4.99            128,619                 4.0               $   1.62               110,089            $   1.46
      10.00 - 14.99            360,184                 6.8                  12.61               193,784               12.66
      15.00 - 15.00            200,000                 8.1                  15.00                40,000               15.00
      16.13 - 20.00             84,500                 9.0                  19.63                 8,000               16.13
      24.25 - 24.25             10,000                 3.3                  24.25                10,000               24.25

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


 QUARTER ENDED (1), (2)                           March 31,           June 30,             September 30,           December  31,
 (In thousands, except per share data)              1997                1997                   1997                   1997
---------------------------------------       -----------------    ----------------     -------------------     -----------------
 Revenue                                     $           16,002   $          17,880    $             17,894    $           20,873
 Gross profit                                            10,374              11,870                  10,907                12,457
 Net income applicable to common
      shareholders                                          768               1,424                     912                 1,481
 Net income per share - basic                $             0.16   $            0.29    $               0.19    $             0.30
 Net income per share - diluted              $             0.15   $            0.28    $               0.18    $             0.29


 QUARTER ENDED (1), (2)                           March 31,           June 30,             September 30,           December  31,
 (In thousands, except per share data)              1996                1996                   1996                    1996
---------------------------------------       -----------------    ----------------     -------------------     -----------------
 Revenue                                     $           11,008   $          15,399    $             16,262    $           17,278
 Gross profit                                             7,363              10,249                  10,646                10,845
 Net income (loss) applicable to common
      shareholders                                          869              (4,059)                  1,468                 1,739
 Net income (loss) per share - basic         $             0.19   $           (0.84)   $               0.30    $             0.36
 Net income (loss) per share - diluted       $             0.18   $           (0.84)   $               0.28    $             0.34

     (1) Earnings per share have been restated to conform with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, for all periods presented.

     (2) The loss in the second quarter of 1996 results from a pretax charge of $8,030,000 for the value of in-process research and development efforts at the date of acquisition pertaining to companies acquired in April 1996 (see Note 2).

                      Report of Independent Public Accountants
                          on Financial Statement Schedule

To the Board of Directors and Shareholders of CFI ProServices, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CFI ProServices, Inc.'s 1997 Annual Report on Form 10-K, and have issued our report thereon dated January 21, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                                         ARTHUR ANDERSEN LLP



Portland, Oregon
January 21, 1998

                                                                   SCHEDULE II


                              CFI ProServices, Inc.
                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1996 and 1997


                                                                  Additions
                                                     Balance       Charged                                       Balance
                                                  at Beginning   to Costs and                                      at End
              Description                            of Year       Expenses     Deductions (a)     Other (b)      of Year
-----------------------------------------         ------------   ------------   --------------     ---------      --------

Year Ended December 31, 1995:

Allowance for doubtful accounts and sales
     returns                                      $       200    $        259   $       (169)      $    -         $    290
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
FASB 109 valuation                                $        39    $         10   $        -         $    -         $     49
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
Amortization of intangibles:
     Purchased software                           $       544    $        632   $        -         $    -         $  1,176
     Software development costs                         1,727             787            -              -            2,514
     Intangibles                                          417             343           (350)           -              410
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
                                                  $     2,688    $      1,762   $       (350)      $    -         $  4,100
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------

Year Ended December 31, 1996:

Allowance for doubtful accounts and sales
     returns                                      $       290    $      2,147   $     (1,514)      $    380       $  1,303
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
FASB 109 valuation                                $        49    $        140   $        -         $    -         $    189
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
Amortization of intangibles:
     Purchased software                           $     1,176    $        693   $       (640)      $    -         $  1,229
     Software development costs                         2,514           1,194         (1,123)           -            2,585
     Intangibles                                          410           1,045            -              -            1,455
                                                  -----------    ------------   -------------      ---------      --------
                                                  $     4,100    $      2,932   $     (1,763)      $    -         $  5,269
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------

Year Ended December 31, 1997:

Allowance for doubtful accounts and sales
     returns                                      $     1,303    $      4,808   $     (3,231)      $    -         $  2,880
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
FASB 109 valuation                                $       189    $      -       $        (17)      $    -         $    172
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
Amortization of intangibles:
     Purchased software                           $     1,229    $      1,079   $     (2,308)      $    -         $    -
     Software development costs                         2,585           3,465         (5,315)           -              735
     Intangibles                                        1,455           1,772            -              -            3,227
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------
                                                  $     5,269    $      6,316   $     (7,623)      $    -         $  3,962
                                                  -----------    ------------   -------------      ---------      --------
                                                  -----------    ------------   -------------      ---------      --------

(a) Represents write-off of receivables and fully amortized intangibles. Also includes reduction in FASB 109 valuation account credited to income tax expense.
(b) Includes allowance for doubtful accounts recorded as part of the acquisition of MicroBilt Financial Products Division in April 1996.