Form 10-Q
period 1998-03-31
CFI PROSERVICES INC
filed 1998-05-07
CIK 908180

==========================================================================

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                         -------------------------

                                FORM 10-Q

                         -------------------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
      For the transition period from       to

                      Commission file number 0-21980


                           CFI PROSERVICES, INC.
          (Exact name of registrant as specified in its charter)

                       Oregon                              93-0704365
    (State or other jurisdiction of                    (I.R.S. Employer
             incorporation                           Identification No.)
            or organization)

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

                              Yes  X   No
                                  ---     ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                         5,002,508
            (Class)                         (Outstanding at April 24, 1998)


The index to exhibits appears on page 26 of this document.

============================================================================

                              CFI PROSERVICES, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1998 and December 31,     2
         1997

         Consolidated Statements of Income - Three Months Ended March
         31, 1998 and 1997                                                 3

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1998 and 1997                                           4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 24

Signatures                                                                25

                              CFI PROSERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       March 31, December 31,
                                                          1998     1997
                                                       --------- ---------
ASSETS
Current Assets:
  Cash and cash equivalents                              $   699   $    20
  Receivables, net of allowances of $2,552 and $2,880     26,660    32,059
  Inventory                                                  365       297
  Deferred tax asset                                       1,307     1,307
  Prepaid expenses and other current assets                2,073     1,928
                                                         -------   -------
          Total Current Assets                            31,104    35,611

Property and Equipment, net of accumulated
  depreciation of $8,431 and $7,855                        4,954     5,211
Software Development Costs, net of accumulated
  amortization of $1,269 and $735                          9,812     9,856
Other Intangibles, net of accumulated amortization
  of $3,629 and $3,227                                     5,362     5,689
Other Assets, including Deferred Taxes                     1,105     1,175
                                                         =======   =======
          Total Assets                                   $52,337   $57,542
                                                         =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $ 1,822   $ 2,119
  Accrued expenses                                         3,367     5,362
  Deferred revenues                                       10,220    12,498
  Customer deposits                                        1,441     1,715
  Current portion of bank line of credit                      22     5,310
  Current portion of long-term debt                          249       295
  Income taxes payable                                       732     1,125
                                                         -------   -------
          Total Current Liabilities                       17,853    28,424

Deferred Tax Liability                                       197       197
Commitments and Contingencies
Long-Term Debt, less current portion                       6,055     2,232
                                                         -------   -------
          Total Liabilities                               24,105    30,853

Mandatory Redeemable Class A Preferred Stock                 744       746

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                             --        --
  Common stock, no par value, 10,000,000
    shares authorized and 5,002,308 and 4,925,423
    shares issued and outstanding                         19,410    18,865
  Retained earnings                                        8,078     7,078
                                                         -------   -------
          Total Shareholders' Equity                      27,488    25,943
                                                         -------   -------
          Total Liabilities and Shareholders' Equity     $52,337   $57,542
                                                         =======   =======

The accompanying notes are an integral part of these consolidated balance sheets.


                              CFI PROSERVICES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                   Three Months
                                                  Ended March 31,
                                                -------------------
                                                   1998        1997
                                                -------     -------
REVENUE
  Software license fees                     $    10,326  $    8,257
  Service and Support                             7,093       6,564
  Other                                           1,632       1,181
                                               --------    --------
          Total Revenue                          19,051      16,002
COST OF REVENUE                                   6,748       5,629
                                               --------    --------
          Gross Profit                           12,303      10,373
OPERATING EXPENSES
  Sales and marketing                             4,375       3,442
  Product development                             3,182       2,947
  General and administrative                      2,543       1,751
  Amortization of intangibles                       296         313
                                               --------    --------
          Total Operating Expenses               10,396       8,453
                                               --------    --------
          Income from Operations                  1,907       1,920
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                 (102)        (89)
  Interest income                                    51          70
  Cancelled stock offering costs                   --          (487)
  Other, net                                        (28)       --
                                               --------    --------
          Total Non-operating Expense               (79)       (506)
                                               --------    --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                                    1,828       1,414
PROVISION FOR INCOME TAXES                          804         622
                                               --------    --------
NET INCOME                                        1,024         792
PREFERRED STOCK DIVIDEND                             24          24
                                               --------    --------
NET INCOME APPLICABLE TO
 COMMON SHAREHOLDERS                        $     1,000  $      768
                                               ========    ========
BASIC NET INCOME PER SHARE                  $      0.20  $     0.16
                                               ========    ========
DILUTED NET INCOME PER SHARE                $      0.19  $     0.15
                                               ========    ========

The accompanying notes are an integral part of these consolidated statements.



                              CFI PROSERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                                     Three Months
                                                                    Ended March 31,
                                                                   ----------------
                                                                     1998      1997
                                                                   ------    ------
Cash flows from operating activities:
  Net income applicable to common shareholders                    $ 1,000   $   768
  Adjustments to reconcile net income applicable to common
    shareholders to cash provided by operating activities:
      Depreciation and amortization                                 1,511     1,474
      Payments made on mandatory redeemable preferred stock, net       (2)       (2)
      Interest accreted on note payable                                23      --
      Equity in losses attributable to joint venture                   82      --
      (Increase) decrease in assets
        Receivables, net                                            5,399     3,142
        Income taxes receivable                                      --        (228)
        Inventories, net                                              (68)      (33)
        Prepaid expenses and other assets                             (24)     (243)
      Increase (decrease) in liabilities
        Drafts payable                                               --        (332)
        Accounts payable                                             (297)       42
        Accrued expenses                                           (2,069)   (2,396)
        Deferred revenues                                          (2,278)   (1,064)
        Customer deposits                                            (274)      134
        Income taxes payable                                         (374)      (46)
                                                                   ------    ------
           Net cash provided by operating activities                2,629     1,216

Cash flows from investing activities:
  Expenditures for property and equipment                            (319)     (897)
  Software development costs capitalized                             (490)   (1,507)
  Investment in joint venture                                        (133)     --
                                                                   ------    ------
           Net cash used in investing activity                       (942)   (2,404)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                   (1,288)    1,974
  Payments on notes payable                                           (50)     (934)
  Payments on long-term debt                                         (196)     (122)
  Proceeds from issuance of common stock                              526       270
                                                                   ------    ------
           Net cash provided by (used in) financing activities     (1,008)    1,188
                                                                   ------    ------

Increase in cash and cash equivalents                                 679      --

Cash and cash equivalents:
  Beginning of period                                             $    20   $    --
                                                                   ------    ------
  End of period                                                   $   699   $    --
                                                                   ======    ======

The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per share amounts
                           or as otherwise indicated)
                                (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the audited financial statements contained in the 1997 Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the Company). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  LINE OF CREDIT

Effective March 1, 1998, the Company negotiated to increase the amount of credit available under its line of credit from the lesser of 50% of accounts receivable or $9 million to the lesser of 50% of accounts receivable or $10.0 million and to change the expiration date to May 1, 2000. Total borrowings under the line of credit at March 31, 1998 were $4.022 million. Of the total borrowings, $4.0 million has been classified as long-term debt as the Company does not intend to repay this portion within the next 12 months.

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                 1998            1997
                                              ------------   --------------
Cash paid during the period for income
 taxes                                          $    1,179      $      324
Cash paid  during the period for  interest
 and dividends                                         113              46


Noncash investing and financing activities were as follows:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                 1998            1997
                                              ------------   --------------

Tax benefit from exercise of nonqualified
 stock options                                 $       19      $      412
Increase   in    goodwill    for   accrued
 acquisition related contingent royalties              74              --
Reclassification  of bank  line of  credit
 to long-term debt                                  4,000              --

NOTE 4.  EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:

  Period Ended March 31,        1998                  1997
  --------------------------   --------------------  --------------------
  (in thousands, except per
  share data)                                Per                   Per
                                             Share                 Share
  Basic EPS                    Income Shares Amount   Income Shares Amount
  ---------                    ---------------------  --------------------
  Net income applicable to
   Common Shareholders         $1,000  4,990  $0.20    $768  4,872  $0.16
                                              =====                 =====
  Effect of Dilutive Securities
    Stock Options                  -     165             -     283
                               -------------          ------------
  Diluted EPS
  -----------
  Net income applicable to
    Common Shareholders        $1,000  5,155  $0.19   $ 768  5,155  $0.15
                                              =====                 =====

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 218,000 and 94,000 for the periods ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THIS REPORT, AS WELL AS IN THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

CFI ProServices, Inc. (CFI or the Company) is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. More than 5,500 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into three product groups: lending, retail delivery and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. For the quarter ended March 31, 1998, approximately 44% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. For the quarter ended March 31, 1998, service and support fees revenue accounted for approximately 37% of total revenue. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, regulatory compliance updates.

The Company's cost structure is relatively fixed and the cost of generating revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. Conversely, any failure to achieve revenue targets in a particular period would adversely affect profit margins for that period.

The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting, deferred payment terms and increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSO) in accounts receivable.

The Company's backlog as of March 31, 1998 was approximately $13.0 million, as compared to approximately $15.2 million and $10.8 million at December 31, 1997 and March 31, 1997, respectively. CFI's backlog consists of orders taken and not yet converted to revenue, but expected to be converted to revenue within 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RISK FACTORS

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

The Company typically ships or installs many of its products within three months of receipt of an order. As a result, software license fees in any quarter are substantially dependent on orders booked in that quarter or the previous quarter. In addition, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. The Company's results of operations may also be affected by seasonal trends, including the tendency of some customers to complete purchases of products in the quarter ended December 31 or not to implement new orders in the quarter ended March 31. Furthermore, during typical vacation periods, key decision-making personnel at prospect financial institutions may not be available, which can adversely affect revenue for such periods. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of these expenses are relatively fixed, a small variation in the timing of recognition of specific revenue items can cause significant variations in operating results from quarter to quarter. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may differ from the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be affected. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of future performance.

UNCERTAINTY OF MARKET; PRODUCT ACCEPTANCE. The market for software products and services to financial institutions is evolving and the Company's success is, in large part, dependent on the continuing development of this market. Although the Company believes that its existing products compete effectively with competitors' products, some of the Company's products have been licensed to only a few customers or, as to any specific customer, may be used only in a part of that customer's organization. A significant part of the Company's business strategy depends on financial institutions' adoption of new technologies in handling functions that previously may have been performed without the use of computers or with more rudimentary software applications. There can be no assurance that banks and other financial institutions will adopt new technologies required for, or that the Company's products will otherwise achieve, broad acceptance in this evolving market. In some instances, banks and other financial institutions may be reluctant to consider transitioning to some of the Company's products without first making significant decisions regarding the procurement or upgrade of computer systems or operating systems. In the event that the market for software solutions being offered by the Company should fail to develop, or that the Company's products should fail to succeed in this market, the Company's business, operating results and financial condition would be materially adversely affected. Furthermore, market acceptance of the Company's products will also depend on the Company's ability to ensure that its products operate together with other products offered by the Company, and with the products of other major service providers and vendors of hardware and software used in the financial services industry. In addition, a significant part of the Company's revenues are derived from continued support of the software after the initial sale and are in some cases based on per-transaction or per-user pricing. There can be no assurance that such pricing structures will continue to be accepted by customers of the Company.

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

POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company believes that the funds expected to be generated by the Company's operations and a $10 million (maximum) revolving line of credit will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital requirements, or to complete acquisitions, the Company would seek to raise such additional funds through one or more public or private financings of equity or debt, or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders.

MANAGEMENT OF GROWTH. The growth in the size and complexity of the Company's business and the expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on all aspects of the Company's business. In particular, the Company's emphasis on selling to large institutions has placed significant additional demands on its installation and implementation operations, and the growing installed base has placed additional demands on the customer support operation. The number of employees in the Company has grown more than 70% since December 31, 1995, and the Company currently plans to continue to expand its staff. To accommodate growth, the Company will be required to upgrade or implement a variety of operational and financial systems, procedures and controls. There can be no assurance that the Company will be able to do so successfully. The Company's future operating results will depend on its ability to expand its support organization and infrastructure commensurate with its expanding base of installed products and on its ability to attract, hire and retain skilled personnel. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage personnel could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage any future growth and any failure to do so would have a material adverse effect on the Company's business, operating results and financial condition. To the extent the anticipated growth fails to materialize, the Company's operating results could be adversely affected.

DEPENDENCE ON KEY EMPLOYEES AND SOFTWARE ENGINEERS. The Company believes that its future success will depend to a significant extent upon the contributions of its executive officers and key sales, engineering, marketing and technical personnel. The Company does not have "key person" life insurance on any of its employees. The loss of the services of one or more of the Company's key personnel could have a material adverse effect on the Company's business, operating results and financial condition. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel, particularly sales personnel and software engineers. Because of the sophistication of the Company's products and the technology environments in which they operate, the Company's sales, engineering and other personnel generally require advanced technical knowledge and significant training to perform competently. Competition for such personnel, particularly qualified software development engineers, is intense and the Company has, at times, experienced difficulty in locating personnel with the requisite level of expertise and experience. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the personnel it requires in the future.

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

In the past, the Company has experienced delays in the introduction of new products and product enhancements and in achieving market acceptance for certain of its products. There can be no assurance that the Company will successfully complete on a timely basis products currently under development or that current or future products will achieve market acceptance. If the Company is not successful in developing new products and providing product enhancements in a timely manner, including those that incorporate regulatory changes into its products, it could have a material adverse impact on the Company's business, results of operations and financial condition.

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

LENGTHY SALES AND IMPLEMENTATION CYCLES. The license of the Company's software products generally requires the Company to educate prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by prospective customers and can be associated with substantial changes in workflow, processing or the configuration of hardware and other software. The product license and other fees charged by the Company are typically only a portion of the customer's related hardware, software, development, training and integration costs in implementing a system containing the Company's products. The license of the Company's software products can often require a board-level or executive decision by prospective customers. For these and other reasons, the period between initial indications of interest by a customer in the Company's product and the ultimate sale and implementation of the Company's product to the customer can be lengthy (often ranging from three months to in excess of one year) and is subject to a number of significant delays over which the Company has little or no control. The Company's sales and implementation cycle could be lengthened by increases in the size and complexity of its license transactions and by delays in its customers' implementation or upgrade of the necessary computing environments.

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

COMPETITION. The market for the Company's products is intensely competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets. With respect to the Company's lending products, the principal competitors include Bankers Systems, Inc., FormAtion Technologies Inc., Interlinq Software Corporation, Fair, Isaac & Company, Inc., APPRO Systems, Inc., Credit Management Systems, Inc., Baker Hill Corporation and ALLTEL Corporation. With respect to the Company's retail delivery products, the principal competitors include Olivetti North America, Broadway & Seymour, Inc., Early, Cloud & Company and Footprint Software, Inc. (both subsidiaries of IBM), Electronic Data Systems Corporation, Argo & Company, FIserv, Inc., Edify Corporation, CheckFree Incorporated, Online Resources & Communications

Corporation, PegaSystems, Inc. and Digital Insight. In addition, a number of prospective and existing customers of the Company have the internal capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. These alternatives may include internally developed software and hardware solutions, or methods of process management that do not involve software solutions. Some of the Company's competitors have significantly greater financial, technical, sales and marketing resources than the Company. The Company believes that the primary competitive factors in this market include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, interoperability with other applications or systems and quality of support. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In addition, a number of current or potential competitors have established or may establish cooperative relationships among themselves and with third parties that may present additional competition with products offered by the Company. The Company's competitors may also be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, utilize more extensive distribution channels and bundle competing products.

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

PRODUCT CONCENTRATION. A significant portion of the Company's revenue is derived from a limited number of products. Revenue from the Company's Laser Pro products and Deposit Pro products represented approximately 45% of the Company's total revenue for the year ended December 31, 1997, and over 82%, 79% and 53% for the years ended December 31, 1994, 1995 and 1996, respectively. Although the Company believes that these products will continue to represent a significant percentage of the Company's revenue for the near term, an important part of the Company's business strategy depends upon the ability of the Company to continue to develop and market its call center, branch automation, electronic banking and other new products. A decline in demand or prices for the Company's Laser Pro products or Deposit Pro products, whether as a result of new product introductions by the Company or its competitors, price competition, technological change, or failure of the Company's products to address customer requirements, could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the financial services industry in general to adopt new or modified technologies to improve and simplify business processes (in particular the products developed by the Company), or the failure of the Company to support this industry transition with products that effectively address customer requirements, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

PRODUCT LIABILITY RISKS; SOFTWARE DEFECTS. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products may involve a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Software products offered by the Company are highly complex and normally contain undetected errors or failures that, despite testing by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that significant errors will not be found in the Company's products in the future. Such errors could give rise to warranty or other liability of the Company, cause delays in product introduction and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products or loss of existing customers, any of which could adversely affect the Company's business, operating results and financial condition.

The Company's products enable its customers to comply with a variety of complex and changing federal and state laws and regulations. Should documentation generated by the Company's products result in a customer's violation of such requirements due to a product defect, the customer, or possibly the governmental authority whose requirements were not met, could claim that the Company is responsible. The Company provides a compliance warranty on certain of its products that limits its liability to $1.0 million per customer per year and further limits the Company's liability for all of its customers to an aggregate of $2.5 million per year per occurrence of a common defect. There can be no assurance that these contract limits would be enforceable, or that claims would be covered by or would not exceed the Company's indemnity insurance limits. Further, there can be no assurance that this indemnity policy will be renewed or will remain priced within the Company's capacity to pay the premiums. In the event that the Company's contract limits are found to be unenforceable or that its insurance policy does not adequately cover claims, the Company's results of operations may be materially and adversely affected. In addition, there can be no assurance that the Company will be able to correct claimed or actual product defects in a timely manner, or at all.

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

Certain technology or proprietary information incorporated in the Company's products is licensed from third parties, generally on a non-exclusive basis. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delays in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources, and any required replacement licenses could prove costly. In addition, the integration of the Company's products with financial institutions' host systems is optimized if the Company has access to the host system technology. The parties controlling the host processor technologies may also be current or future competitors of the Company and as such may restrict access to such technologies. In some instances, the Company has not been able to obtain sufficient access to host system technology necessary for developing optimal system interfaces. While it may be necessary or desirable in the future to obtain rights to third party technology, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

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

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                       Three Months Ended
                                            March 31,
                                   ---------------------------
                                       1998           1997
                                   ------------    -----------
Revenue
    Software license fees                 54.2 %        51.6  %
    Service and support                   37.2          41.0
    Other                                  8.6           7.4
                                   ------------    -----------
Total revenue                            100.0         100.0
Gross profit                              64.6          64.8
Operating expenses
    Sales and marketing                   23.0          21.5
    Product development                   16.7          18.4
    General and administrative            13.3          10.9
    Amortization of intangibles            1.6           2.0
                                   ------------    -----------
Total operating expenses                  54.6          52.8
                                   ------------    -----------
Income from operations                    10.0          12.0
Non-operating expense                     (0.4)         (3.2)
                                   ------------    -----------
Income before income taxes                 9.6           8.8
Provision for income taxes                 4.3           3.9
Preferred stock dividend                   0.1           0.1
                                   ------------    -----------
Net income applicable to common
  shareholders                             5.2 %         4.8  %
                                   ============    ===========

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                                         Three Months
                                        Ended March 31,
                                          1998 Over
                                        March 31, 1997
                                      ------------------
Revenue
    Software license fees                         25.0  %
    Service and support                            8.1
    Other                                         38.2
                                      ------------------
Total revenue                                     19.1
Gross profit                                      18.6
Operating expenses
    Sales and marketing                           27.1
    Product development                            8.0
    General and administrative                    45.2
    Amortization of intangibles                   (5.4)
                                      ------------------
Total operating expenses                          23.0
                                      ------------------
Income from operations                            (0.7)
Non-operating expense                             84.4  (1)
                                      ------------------
Income before income taxes                        29.2  (1)
Provision for income taxes                        29.2  (1)
Preferred stock dividend                            --
                                      ------------------
Net income applicable to common
  shareholders                                    30.2  (1)
                                      ==================


1) Without the $0.5 million charge due to cancellation of a follow-on stock offering in the first quarter of 1997, the change for non-operating expense, income before income taxes, provision for income taxes and net income applicable to common shareholders would have been (316%), (4%), (4%) and (4%), respectively.

REVENUE

Total revenue increased $3.1 million, or 19%, to $19.1 million for the quarter ended March 31, 1998 compared to $16.0 million for the comparable period in 1997.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $2.1 million, or 25%, to $10.3 million for the quarter ended March 31, 1998 from $8.3 million for the comparable period in 1997. The increase was led by lending products, Deposit Pro and Encore! branch automation products, and was offset in part by declines in OnLine branch automation products and Encore! Personal Branch revenue. In addition RPxpress! was sold in September 1997. The decline in OnLine branch automation sales reflects a decreased emphasis on the older DOS-based product and a transition to the Company's Windows-based Encore! branch automation products.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                   Three Months Ended
                                        March 31,
                              -----------------------------
                                   1998             1997
                              -----------      ------------
Lending Products                   68   %            51   %
Retail Delivery Products           28                44
Connectivity Products               4                 5
                              -----------      ------------
Total                             100   %           100   %
                              ===========      ============


      LENDING PRODUCTS. Lending products license revenue increased $2.8 million, or 68%, to $7.0 million for the quarter ended March 31, 1998 over the comparable period in 1997. The increase resulted primarily from sales of Laser Pro Closing (particularly of the Company's new Windows-based product), Laser Pro Credit Line and Laser Pro Mortgage, and was offset in part by decreased revenues from Laser Pro Application Manager and fisCAL Analyzer. As a percentage of total license fee revenues, lending products increased to 68% for the first quarter of 1998, compared to 51% for the same period in 1997.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online and Laser Pro Mortgage.

     RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue decreased $0.8 million, or 22%, to $2.9 million for the quarter ended March 31, 1998, compared to the first quarter in 1997. Increased revenues from Encore! Branch Automation, Deposit Pro, Encore! Desktop and Encore! Call Center were offset by decreased revenues from OnLine Branch Automation products and Encore! Personal Branch. As a percentage of total license revenue, first quarter retail delivery products revenue declined from 44% in 1997 to 28% in 1998.

Retail delivery products include Encore! Teller, Encore! Platform, Flextran, OnLine branch automation, Deposit Pro, Encore! Desktop, Encore! Call Center, Encore! Personal Branch, Pro Active CRA and ACH.

     CONNECTIVITY PRODUCTS. License fees from the sale of connectivity products increased $0.1 million, or 26%, to $0.4 million for the quarter ended March 31, 1998, compared to the same period a year ago. As a percentage of Company license fee revenue, connectivity products accounted for 4% in the first quarter of 1998, compared to 5% for the same period a year ago. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $0.5 million, or 8%, to $7.1 million for the quarter ended March 31, 1998 compared to the comparable period in 1997 due to increases in the installed base of the Company's products.

OTHER REVENUE. Other revenue includes Vendor Payment Systems processing fees, sales of preprinted forms and supplies, and certain consulting revenue. Other revenue increased $0.5 million, or 38%, to $1.6 million for the quarter ended March 31, 1998 compared to the first quarter in 1997. The increase in Other revenue was led by sales of Laser Pro font cartridges. Other revenue increased to 9% of total revenue for the first quarter of 1998, compared to 7% for the comparable period in 1997.

COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $1.1 million, or 20%, to $6.7 million for the quarter ended March 31, 1998 compared to $5.6 million in the comparable period in 1997. The increase is primarily attributable to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue.

Amortization of software developments costs decreased $0.1 million to $0.5 million for the first quarter of 1998 compared to the first quarter of 1997.

As a result of CFI's acquisitions, costs resulting from royalty payments may increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

Gross margin for the first quarters of both 1998 and 1997 was 65%. Operating margin declined to 10% from 12%, quarter to quarter. The decrease in operating margin was due primarily to lower capitalization of software development costs in the first quarter of 1998 as the Company's current product development cycle is ending, and to increases in general and administrative expenses and in sales and marketing expenses. The Company capitalized $0.5 million in software development costs in the quarter ended March 31, 1998 compared to $1.5 million in first quarter of 1997. Capitalized software development costs net of accumulated amortization were $9.8 million as of March 31, 1998.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $4.3 million, or 23% of revenue, for the quarter ended March 31, 1998, compared to $3.4 million, or 22% of revenue, in the comparable period of 1997. The increase in dollar amount and as a percentage of revenue resulted principally from salary increases, additional personnel and increased commissions associated with increased revenues.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses were $3.2 million, or 17% of revenue, in the first quarter of 1998 compared to $2.9 million, or 18% of revenue, in the same period of 1997. The increase in dollar amount was primarily the result of increased staffing in the development areas of the Company, migrating the Company's DOS-based products to Windows-based products and accelerating development of the Company's connectivity products.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.5 million, or 13% of revenue, for the quarter ended March 31, 1998, compared to $1.8 million, or 11% of revenue, for the same period in 1997. The increases in dollar amount and as a percentage of revenue primarily resulted from an increased provision for bad debts associated with increased revenues, higher salaries and increased personnel.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, noncompetition agreements, and customer lists. These costs are amortized over lives ranging from five to seven years. Amortization of intangibles was $0.3 million for the first quarters for both 1998 and 1997.

NON-OPERATING EXPENSE

Non-operating expense decreased $0.4 million in the first quarter of 1998 compared to the comparable period in the prior year. In February 1997 the Company's Board of Directors elected not to proceed with a planned follow-on offering of the Company's Common Stock. The Company took a $0.5 million non-operating charge in the first quarter of 1997 as a result of the cancellation.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 1998 and 1997 was 44%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $6.1 million to $13.3 million at March 31, 1998 from $7.2 million at December 31, 1997. The increase resulted primarily from a reduction in short-term debt and an increase in long-term debt of $4.0 million in connection with a renegotiation of the Company's bank line of credit facility.

Net cash provided by operations was $2.6 million for the quarter ended March 31, 1998 compared to $1.2 million in the first quarter of 1997. Net income, excluding non-cash items, provided $2.5 million during the quarter, with another $5.4 million attributable to the seasonal decline in accounts receivable resulting from the Company's annual maintenance billing cycle. The major operating uses of funds during the period included $2.1 million attributable to a decline in accrued expenses due primarily to the payment of bonus and commission amounts for 1997 and an additional $2.3 million related to the decline in deferred revenue, another result of the annual maintenance billing pattern. An additional $1.0 million was used for income taxes, and decreases in accounts payable, customer deposits and prepaid expenses.

Net cash used in investing activities was $0.9 million for the quarter ended March 31, 1998 compared to $2.4 million in the first quarter of 1997. The decrease in cash used in investing activities is due principally to lower capitalization of software development costs and lower expenditures for property and equipment.

Net cash used by financing activities of $1.0 million during the quarter ended March 31, 1998 resulted from payments of $1.3 million on the Company's bank line of credit facility and $0.2 million on acquisition related debt, offset by $0.5 million provided from the issuance of common stock upon exercise of options.

Days sales outstanding (DSO) in accounts receivable, including both billed and unbilled accounts receivable, increased to 124 days at March 31, 1998 from 106 days at December 31, 1997 (excluding the distorting impact of annual maintenance invoices). The increase in

DSO during the first quarter of 1998 resulted principally from cash collections that were delayed until after the end of the quarter and from increased project-oriented business. Project-oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting, deferred payment terms and increased collection times for billed accounts receivable. Unbilled accounts receivable at March 31, 1998 were $5.7 million, or 21% of total accounts receivable, compared with $4.4 million, or 22% of total accounts receivable, at March 31, 1997.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving line of credit up to the lesser of $10.0 million or 50% of accounts receivable, of which $6.0 million was available at March 31, 1998. Long-term debt, less current portion, of $6.0 million at March 31, 1998 includes $4.0 million drawn on the line of credit. Interest on the borrowings was equal to the bank's prime lending rate (8.5% at March 31, 1998). The line of credit expires May 1, 2000.

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

From time to time the Company receives contract claims from its customers and other parties, including requests for full or partial refunds of moneys paid, and initiates contract claims against its customers and other parties, including claims for prompt payment of unpaid invoices. Although there can be no assurance that such claims, either alone or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial position, the Company believes that as of the date of this filing no such claims will have such an effect.

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

10.1 Amendment No. 8, dated March 31, 1998, to Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between the Company and Bank of America National Trust & Savings Association
10.2 Amendment No. 9, dated April 30, 1998, to Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between the Company and Bank of America National Trust & Savings Association
27.1  Financial  Data  Schedule for quarter  ended March 31, 1998
27.2 Restated Financial Data Schedules for fiscal year 1996 and quarters ended March 31, 1996, June 30, 1996 and September 30, 1996
27.3 Restated Financial Data Schedules for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 7, 1998             CFI PROSERVICES, INC.

                                By: /s/ MATTHEW W. CHAPMAN
                                   -----------------------
                                Matthew W. Chapman
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)



                                By: /s/ KURT W. RUTTUM
                                   -----------------------
                                Kurt W. Ruttum
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                  Exhibit Index

10.1 Amendment No. 8, dated March 31, 1998, to Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between the Company and Bank of America National Trust & Savings Association
10.2 Amendment No. 9, dated April 30, 1998, to Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between the Company and Bank of America National Trust & Savings Association
27.1  Financial  Data  Schedule for quarter  ended March 31, 1998
27.2 Restated Financial Data Schedules for fiscal year 1996 and quarters ended March 31, 1996, June 30, 1996 and September 30, 1996
27.3 Restated Financial Data Schedules for quarters ended March 31, 1997, June 30, 1997 and September 30, 1997