Form 10-Q
period 1998-06-30
CFI PROSERVICES INC
filed 1998-08-13
CIK 908180

==========================================================================

                              UNITED STATES
==========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                         -------------------------

                                FORM 10-Q

                         -------------------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
      For the transition period from       to

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

                                Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                         5,009,941
            (Class)                         (Outstanding at August 7, 1998)


The index to exhibits appears on page 18 of this document.

============================================================================

                             CFI PROSERVICES, INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1998 and December 31,      2
         1997

         Consolidated Statements of Income - Three and Six Months Ended
         June 30, 1998 and 1997                                            3

         Consolidated Statements of Cash Flows - Six Months Ended June
         30, 1998 and 1997                                                 4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              16

Item 6.  Exhibits and Reports on Form 8-K                                 16

Signatures                                                                17



                             CFI PROSERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                     June 30,      December 31,
                                                       1998           1997
                                                    ------------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                       $       2,623  $         20
  Short-term investments                                    200             -
  Receivables, net of allowances of $2,461 and $2,880    23,113        32,059
  Inventory                                                 296           297
  Deferred tax asset                                      1,307         1,307
  Prepaid expenses and other current assets               2,072         1,928
                                                    ------------   -----------
          Total Current Assets                           29,611        35,611

Property and Equipment, net of accumulated
  depreciation of $9,011 and $7,855                       5,021         5,211
Software Development Costs, net of accumulated
  amortization of $1,803 and $735                         9,842         9,856
Other Intangibles, net of accumulated amortization
  of $4,062 and $3,227                                    5,051         5,689
Other Assets                                              1,055         1,175
                                                    ============   ===========
          Total Assets                            $      50,580  $     57,542
                                                    ============   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $       2,236  $      2,119
  Accrued expenses                                        2,691         5,362
  Deferred revenues                                       8,419        12,498
  Customer deposits                                       1,639         1,715
  Current portion of bank line of credit                      -         5,310
  Current portion of long-term debt                         203           295
  Income taxes payable                                      102         1,125
                                                    ------------   -----------
          Total Current Liabilities                      15,290        28,424

Deferred Tax Liability                                      197           197
Long-Term Debt, less current portion                      5,888         2,232
                                                    ------------   -----------
          Total Liabilities                              21,375        30,853

Mandatory Redeemable Class A Preferred Stock                742           746

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                               -             -
  Common stock, no par value, 10,000,000
    shares authorized and 5,009,841 and 4,925,423
    shares issued and outstanding                        19,458        18,865
  Retained earnings                                       9,005         7,078
                                                    ------------   -----------
          Total Shareholders' Equity                     28,463        25,943
                                                    ------------   -----------
          Total Liabilities and Shareholders' Equity     50,580  $     57,542
                                                    ============   ===========

The accompanying notes are an integral part of these consolidated balance sheets.


                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)


                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                        1998        1997      1998      1997
                                      ---------   ---------  -------   -------
Revenue
  Software license fees             $   10,125  $   10,028 $ 20,451  $ 18,285
  Service and support                    7,414       6,816   14,507    13,380
  Other                                  1,463       1,036    3,095     2,217
                                      ---------   ---------  -------   -------
    Total Revenue                       19,002      17,880   38,053    33,882
Cost of Revenue                          7,167       6,010   13,915    11,640
                                      ---------   ---------  -------   -------
    Gross Profit                        11,835      11,870   24,138    22,242
Operating Expenses
  Sales and marketing                    4,476       3,808    8,851     7,250
  Product development                    3,156       2,994    6,338     5,941
  General and administrative             2,093       2,038    4,636     3,789
  Amortization of intangibles              297         316      593       629
                                      ---------   ---------  -------   -------
    Total Operating Expenses            10,022       9,156   20,418    17,609
                                      ---------   ---------  -------   -------
    Income From Operations               1,813       2,714    3,720     4,633
Non-operating Income (Expense)
  Interest expense                        (117)       (123)    (219)     (207)
  Interest income                           78          32      129       102
  Cancelled stock offering costs             -           -        -      (487)
  Other, net                               (76)        (37)    (104)      (41)
                                      ---------   ---------  -------   -------
    Total Non-operating Expense, net      (115)       (128)    (194)     (633)
                                      ---------   ---------  -------   -------
Income Before Provision For
   Income Taxes                          1,698       2,586    3,526     4,000
Provision for Income Taxes                 747       1,138    1,551     1,760
                                      ---------   ---------  -------   -------
Net Income                                 951       1,448    1,975     2,240
Preferred Stock Dividend                    24          24       48        48
                                      ---------   ---------  -------   -------
Net Income Applicable to Common
   Shareholders                     $      927  $    1,424 $  1,927  $  2,192
                                      =========   =========  =======   =======
Basic Net Income Per Share          $     0.19  $     0.29 $   0.39  $   0.44
                                      =========   =========  =======   =======
Diluted Net Income Per Share        $     0.18  $     0.28 $   0.37  $   0.43
                                      =========   =========  =======   =======

 The accompanying notes are an integral part of these consolidated statements.


                              CFI PROSERVICES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                               Six months ended June 30,
                                                              ---------------------------
                                                                 1998           1997
                                                              ------------  -------------
Cash flows from operating activities:
  Net income applicable to common shareholders              $     1,927   $      2,192
  Adjustments to reconcile net income applicable to common
    shareholders to cash provided by operating activities:
      Depreciation and amortization                               3,065          3,362
      Interest accreted on note payable                              47              -
      Interest accreted on mandatory redeemable preferred sto        48             48
      Equity in losses attributable to joint venture                169              -
      (Increase) decrease in assets
        Receivables, net                                          8,946          2,694
        Inventories, net                                              1            (14)
        Prepaid expenses and other assets                           (35)          (344)
      Increase (decrease) in liabilities
        Drafts payable                                                -           (418)
        Accounts payable                                            117           (688)
        Accrued expenses                                         (2,867)        (2,347)
        Deferred revenues                                        (4,079)        (2,688)
        Customer deposits                                           (76)           826
        Income taxes payable                                       (967)         1,060
                                                              ----------    ----------
           Net cash provided by operating activities              6,296          3,683

Cash flows from investing activities:
  Expenditures for property and equipment                          (973)        (1,786)
  Software development costs capitalized                         (1,054)        (3,014)
  Purchase of short-term investments                               (200)             -
  Proceeds from long-term note receivable                           100              -
  Investment in joint venture                                      (258)             -
                                                              ----------    ----------
           Net cash used in investing activity                   (2,385)        (4,800)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                 (1,310)         2,159
  Payments on other long-term debt                                 (483)        (1,345)
  Payments on mandatory redeemable preferred stock                  (52)           (52)
  Proceeds from issuance of common stock                            537            355
                                                              ----------    ----------
           Net cash provided by (used in) financing activity     (1,308)         1,117
                                                              ----------    ----------

Increase in cash and cash equivalents                             2,603              -

Cash and cash equivalents:
  Beginning of period                                       $        20   $          -
                                                            ============  =============
  End of period                                             $     2,623   $          -
                                                            ============  =============


 The accompanying notes are an integral part of these consolidated statements.

                           CFI PROSERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Amounts in thousands, except per share amounts
                        or as otherwise indicated)
                                (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three month and six month periods ended June 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the audited financial statements contained in the 1997 Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  LINE OF CREDIT

Effective March 1, 1998, the Company negotiated to increase the amount of credit available under its line of credit from the lesser of 50% of accounts receivable or $9 million to the lesser of 50% of accounts receivable or $10 million and to change the expiration date to May 1, 2000. Total borrowings under the line of credit at June 30, 1998 were $4.0 million. The $4.0 million balance has been classified as long-term debt as the Company does not intend to repay this portion within the next 12 months.

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                               Six Months Ended June 30,
                                              -----------------------------
                                                 1998            1997
                                              ------------   --------------
Cash paid during the period for income
    taxes                                  $    2,518      $      698
Cash paid  during the period for  interest
    and dividends                                 227             253

Noncash investing and financing activities were as follows:

                                               Six Months Ended June 30,
                                              -----------------------------
                                                 1998            1997
                                              ------------   --------------
Tax benefit from exercise of nonqualified
     stock options                         $       56      $      423
Increase in goodwill for accrued
     acquisition related contingent royalties     196             155
Reclassification  of bank  line of  credit
     to long-term debt                          4,000              --

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

  Three Months Ended June 30,   1998                  1997
  --------------------------   --------------------  --------------------
  (in thousands, except per
  share data)                                Per                    Per
                                             Share                  Share
  Basic EPS                    Income Shares Amount   Income Shares Amount
  ---------                    ---------------------  --------------------
  Net income applicable to
   Common Shareholders         $927   5,007  $0.19    $1,424  4,911 $0.29
                                             =====                  =====
  Effect of Dilutive Securities
    Stock Options                 -     241              -      230
                               -------------          -------------
  Diluted EPS
  -----------
  Net income applicable to
    Common Shareholders        $927   5,248  $0.18    $1,424  5,141 $0.28
                                             =====                  =====


  Six Months Ended June 30,    1998                  1997
  --------------------------   --------------------  --------------------
  (in thousands, except per
  share data)                                Per                    Per
                                             Share                  Share
  Basic EPS                    Income Shares Amount   Income Shares Amount
  ---------                    ---------------------  --------------------
  Net income applicable to
   Common Shareholders         $1,927  4,999  $0.39   $2,192  4,892 $0.44
                                              =====                 =====
  Effect of Dilutive Securities
    Stock Options                  -     202             -      243
                               -------------          -------------
  Diluted EPS
  -----------
  Net income applicable to
    Common Shareholders        $1.927  5,201  $0.37   $2,192  5,135 $0.43
                                              =====                 =====

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 99,700 and 105,500 for the three months ended June 30, 1998 and 1997, respectively, and 158,850 and 99,750 for the six months ended June 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Financial Statements and Notes thereto should be read in conjunction with the following discussion. This discussion contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this discussion should be read as being applicable to all related forward-looking statements wherever they appear in this filing. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this report, as well as in the Company's Reports on Form 10-Q for the three months ended March 31, 1998, on Form 10-K for the year ended December 31, 1997 and in other filings by the Company with the Securities and Exchange Commission.

OVERVIEW

CFI ProServices, Inc. ("CFI" or the "Company") is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking, and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships and maintain compliance with both internal business policies and external government regulations. More than 5,500 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into three product groups: lending, retail delivery and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. For the six months ended June 30, 1998, approximately 52% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. For the three month and six month periods ended June 30, 1998, service and support fees revenue accounted for 39% and 38% of total revenue, respectively. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, regulatory compliance updates.

The Company's cost structure is relatively fixed and the cost of generating revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. Conversely, any failure to achieve revenue targets in a particular period would adversely affect profit margins for that period, as occurred in the three months ended June 30, 1998.

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

The Company's backlog as of June 30, 1998 was approximately $14.0 million, as compared to approximately $15.2 million and $11.3 million at December 31, 1997 and June 30, 1997, respectively. CFI's backlog consists of orders taken and not yet converted to revenue, but expected to be converted to revenue within 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------    -------------------------
                                    1998      1997           1998       1997
                                    ----      ----           ----       ----
Revenue
    Software license fees           53.3 %    56.1 %         53.8 %     54.0 %
    Service and support             39.0      38.1           38.1       39.5
    Other                            7.7       5.8            8.1        6.5
                               ----------  ---------      ---------   --------
Total revenue                      100.0     100.0          100.0      100.0
Gross profit                        62.3      66.4           63.4       65.6
Operating expenses
     Sales and marketing            23.6      21.3           23.2       21.4
     Product development            16.6      16.7           16.6       17.5
    General and administrative      11.0      11.4           12.2       11.2
    Amortization of intangibles      1.6       1.8            1.6        1.8
                               ----------  ---------      ---------   --------
Total operating expenses            52.8      51.2           53.6       51.9
                               ----------  ---------      ---------   --------
Income from operations               9.5      15.2            9.8       13.7
Non-operating expense               (0.6)     (0.7)          (0.5)      (1.9)
                               ----------  ---------      ---------   --------
Income before income taxes           8.9      14.5            9.3       11.8
Provision for income taxes           3.9       6.4            4.1        5.2
Preferred stock dividend             0.1       0.1            0.1        0.1
                               ----------  ---------      ---------   --------
Net income applicable to
  common shareholders                4.9 %     8.0 %          5.1 %      6.5  %
                               ==========  =========      =========   ========

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                               Three Months Ended       Six Months Ended
                                June 30,1998 over      June 30, 1998 over
                                  June 30, 1997          June 30, 1997
                                  -------------          -------------
      Revenue
        Software license fees             1.0 %                 11.8 %
        Service and support               8.8                    8.4
        Other                            41.3                   39.7
                                     ---------               ---------
      Total revenue                       6.3                   12.3
      Gross profit                       (0.3)                   8.5
      Operating expenses
        Sales and marketing              17.6                   22.1
        Product development               5.4                    6.7
        General and administrative        2.7                   22.3
        Amortization of intangibles      (6.1)                   (5.8)
                                     ---------               ---------
      Total operating expenses            9.4                   15.9
                                     ---------               ---------
      Income from operations            (33.2)                  (19.7)
      Non-operating expense             (10.2)                  (69.5)(1)
                                     ---------               ---------
      Income before income taxes        (34.3)                  (11.8)(1)
      Provision for income taxes        (34.3)                  (11.8)(1)
      Preferred stock dividend             --                     --
                                     =========               =========
      Net income applicable to
        common shareholders             (34.9)%                 (12.1)%(1)
                                     =========               =========


1) Without the $0.5 million charge due to cancellation of a follow-on stock offering in the first quarter of 1997, the change for non-operating expense, income before income taxes, provision for income taxes and net income applicable to common shareholders would have been 32.9%, (21.4%), (21.4%) and (21.8%), respectively.

REVENUE

Total revenue increased $1.1 million, or 6%, to $19.0 million for the three months ended June 30, 1998 compared to $17.9 million in the comparable period in 1997. Total revenue increased $4.2 million, or 12%, to $38.1 million for the six months ended June 30, 1998 compared to $33.9 million in the comparable period in 1997.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $0.1 million, or 1%, to $10.1 million and increased $2.2 milion, or 12%, to $20.5 million for the three month and six month periods ended June 30, 1998, respectively, from $10.0 million and $18.3 million for the respective comparable periods in 1997. The increases were led by lending products, offset in part by lower retail delivery product revenues. The Company expects declines in Online branch automation revenues as it decreases its emphasis on the older DOS-based product and transitions to its Windows-based Encore! branch automation products. Revenues from the 1997 periods also included results from the Company's RPxpress! remittance processing division, which was sold in September 1997.

PERCENTAGE OF SOFTWARE LICENSE FEES

                    Three Months Ended June 30,    Six Months Ended June 30,
                           1998          1997            1998         1997
Lending Products             57 %          52 %            62 %         52 %
Retail Delivery Products     40            44              34           44
Connectivity Products         3             4               4            4
                      ---------     ---------       ---------    ---------
Total                       100           100             100          100

      LENDING PRODUCTS. Lending products license revenue increased $0.5 million, or 9%, to $5.7 million for the three months ended June 30, 1998, and increased $3.3 million, or 35%, to $12.7 million for the six months ended June 30, 1998 over the respective comparable periods in 1997. The increases resulted primarily from sales of Laser Pro Closing (particularly of the Company's new Windows-based product), Laser Pro Credit Line and Laser Pro Mortgage, and were offset in part by decreased revenues from Laser Pro Application Manager and the Company's two fisCAL products. As a percentage of total license fee revenues, lending products increased to 57% for the second quarter of 1998 and to 62% year-to-date, compared to 52% for the same periods in 1997.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online and Laser Pro Mortgage.

      RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue decreased $0.4 million, or 9%, to $4.0 million for the three months ended June 30, 1998, and decreased $1.2 million, or 15%, to $6.9 million for the six months ended June 30, 1998, from the respective comparable periods in 1997. Increased revenues from Deposit Pro, Encore! Desktop and Encore! Call Center were offset by decreased revenues from Encore! Branch Automation,

OnLine Branch Automation products and Encore! Personal Branch. As a percentage of total license revenue, retail delivery products revenue declined to 40% in the second quarter of 1998 and to 34% for the first six months of 1998 compared to 44% for both periods in 1997.

Retail delivery products include Encore! Teller, Encore! Platform, Flextran, OnLine Branch Automation, Deposit Pro, Encore! Desktop, Encore! Call Center, Encore! Personal Branch and Pro Active CRA.

      CONNECTIVITY PRODUCTS. License fees from the sale of connectivity products were $0.4 million and $0.8 million for the three and six month periods, respectively, ended June 30, 1998. These revenues were substantially unchanged from the comparable 1997 periods. As a percentage of Company license fee revenue, connectivity products accounted for 3% in the second quarter of 1998 and 4% year-to-date, compared to 4% for the same periods a year ago. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $0.6 million, or 9%, to $7.4 million and $1.1 million, or 8%, to $14.5 million for the three month and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997.

OTHER REVENUE. Other revenue includes Vendor Payment Systems processing fees, sales of preprinted forms and supplies and certain consulting revenue. Other revenue increased $0.4 million, or 41%, to $1.5 million and $0.9 million, or 40%, to $3.1 million for the three month and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The increases in other revenue were led by sales of Laser Pro font cartridges. Other revenue increased to 8% of total revenue for the three and six month periods of 1998, compared to 6% and 7%, respectively, for the comparable periods in 1997.

COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies and bill payment processing costs.

Cost of revenue increased $1.2 million, or 19%, to $7.2 million and $2.3 million, or 20%, to $13.9 million for the three and six month perids ended June 30, 1998, respectively, compared to $6.0 million and $11.6 million in the same periods in 1997. The increases are primarily attributable to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue.

Amortization of software development costs decreased $0.2 million, to $0.5 million, for the second quarter of 1998 and decreased $0.2 million, to $1.1 million, for the first six months of 1998 from $0.7 million and $1.3 million for the respective comparable periods in 1997. Amortization of software development costs will increase in future periods as certain product development projects that had been capitalized in past periods were completed during the second quarter of 1998. Amortization of the capitalized software costs associated with those products will commence in the third quarter of 1998.

As a result of CFI's acquisitions, costs resulting from royalty payments will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay
MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

Gross margin was 62% and 63% for the three and six month periods ending June 30, 1998, respectively, compared to 66% in each of the same periods in 1997. Operating margin declined to 10% for both periods in 1998 compared to 15% and 14%, respectively, in 1997. The decreases in gross margin and in operating margin were due primarily to lower than expected revenue in the second quarter and to lower capitalization of software development costs in 1998 as the Company's current product development cycle ended. The Company capitalized $0.6 million and $1.1 million in software development costs in the three and six month periods ended June 30, 1998, respectively, compared to $1.5 million and $3.0 million in the same periods of 1997. Capitalized software development costs net of accumulated amortization were $9.8 million as of June 30, 1998. Increases in selling, general and administrative expenses also contributed to the lower operating margins in the 1998 periods.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $4.5 million, or 24% of revenue, for the three month period and to $8.9 million, or 23% of revenue, for the six month period ended June 30, 1998 compared to $3.8 million, or 21% of revenue, and $7.3 million, or 21% of revenue, in the respective comparable periods of 1997. The increases in dollar amount resulted principally from salary increases, additional personnel and increased commissions associated with increased revenues.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses were 17% of revenue, or $3.2 million and $6.3 million, respectively, for the three month and six month periods ended June 30, 1998, compared to $3.0 million and $5.9 million, or 17% and 18% of revenue, respectively, in the same periods in 1997. The increases in dollar amount were principally the result of reduced capitalization of software development costs in the 1998 periods and increased staffing in the development areas of the Company.

With the completion of the current product development cycle in the quarter ended June 30, 1998, the Company does not presently anticipate needing to capitalize additional software development costs. Consequently, the Company anticipates that the dollar amount of product development expenses in future periods may be higher than in their respective comparable prior periods when certain product development expenses were being capitalized.

GENERAL  AND  ADMINISTRATIVE.  General  and  administrative  expenses  were $2.1 million, or 11% of revenue, for the quarter ended June 30, 1998 and $4.6 million, or 12% of revenue, for the first six months of 1998 compared to 11% of revenue, or $2.0 million and $3.8 million, respectively, for the same periods in 1997. The increases in dollar amount primarily resulted from an increased allowance for bad debts associated with increased revenues, higher salaries and increased personnel.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, noncompetition agreements and customer lists. These costs are amortized over lives ranging from five to seven years. Amortization of intangibles was $0.3 million and $0.6 million, respectively, for the three month and six month periods ended June 30 for both 1998 and 1997.

NON-OPERATING EXPENSE

Non-operating expense decreased $0.4 million in the first six months of 1998 compared to the comparable period in the prior year. In February 1997 the Company's Board of Directors elected not to proceed with a planned follow-on offering of the Company's Common Stock. The Company took a $0.5 million non-operating charge in the first quarter of 1997 as a result of the cancellation.

Other net non-operating expense, which consists primarily of interest income and expense, was $0.1 million and $0.2 million for the three month and six month periods ended June 30, 1998, respectively, compared to $0.1 million and $0.6 million for each of the same periods in 1997.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month and six month periods ended June 30, 1998 and 1997 was 44%.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $7.1 million to $14.3 million at June 30, 1998 from $7.2 million at December 31, 1997. The increase resulted primarily from a net reduction in short-term debt of $5.3 million and an increase in long-term debt of $4.0 million in connection with a renegotiation of the Company's bank line of credit facility. Enhanced efforts by the Company to increase cash collections also contributed to the increase in working capital.

Net cash provided by operations was $6.3 million for the six month period ended June 30, 1998 compared to $3.7 million in 1997. The principal contributors to cash in the first six months of 1998 were a decline in accounts receivable of $8.9 milion and net income, excluding depreciation and amortization, of $5.0 million. The major operating uses of funds during the first six months of 1998 included $2.9 million attributable to a decline in accrued expenses due primarily to the payment of bonus and commission amounts for 1997 and an additional $4.1 million related to the seasonal decline in deferred revenue that results from the Company's annual maintenance billing pattern for certain products.


Net cash used in investing activities was $2.4 million for the six month period ended June 30, 1998 compared to $4.8 million for the same period in 1997. The decrease in cash used in investing activities is due principally to lower capitalization of software development costs and lower expenditures for property and equipment.

Net cash used by financing activities of $1.3 million during the six months ended June 30, 1998 was primarily attributable to net payments of $1.3 million on the Company's bank line of credit facility. In addition, $0.5 million was used for payments on acquisition related debt, offset by $0.5 million in cash provided by issuance of common stock upon exercise of stock options.

Days sales outstanding (DSO) in accounts receivable, including both billed and unbilled accounts receivable, was 108 days at June 30, 1998 compared to 124 days at March 31, 1998 and 106 days at December 31, 1997 (excluding the distorting impact of annual maintenance invoices). The increase in DSO during the first quarter of 1998 resulted principally from cash collections that were delayed until after the end of the quarter and from increased project-oriented business. Project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. The subsequent decrease in DSO during the second quarter primarily resulted from increased collection activities. Unbilled accounts receivable were $5.2 million, or 22% of total accounts receivable, at June 30, 1998 and $5.7 million, or 21% of total accounts receivable, at March 31, 1998 compared to $5.6 million, or 26% of total accounts receivable, and $4.4 million, or 22% of total accounts receivable, at the respective comparable dates in 1997.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving line of credit up to the lesser of $10.0 million or 50% of accounts receivable, of which $6.0 million was available at June 30, 1998. Long-term debt, less current portion, of $6.0 million at June 30, 1998 includes $4.0 million drawn on the line of credit. Interest on the line of credit borrowings was equal to 1.4% over LIBOR (7.2% at June 30, 1998). The line of credit expires May 1, 2000.

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

From time to time the Company receives contract claims from its customers and other parties, including requests for full or partial refunds of moneys paid, and initiates contract claims against its customers and other parties, including claims for payment of unpaid invoices. Although there can be no assurance that such claims, either alone or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial position, the Company believes that as of the date of this filing no such claims will have such an effect.

                        PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders The annual meeting of the shareholders of the Company was held on May 15, 1998 at which the following actions were taken:

1. The shareholders elected two nominees for Class 2 Director to the Board of Directors of the Company. The two Class 2 Directors elected, along with the voting results, are as follows:

                                                                No. of Shares
                       No. of                    No. of Shares  Abstaining or
                       Shares    No. of Shares     Withheld        Broker
Name                 Voting For  Voting Against     Voting       Non-Votes
----                 ----------  --------------     ------       ---------
Eran S. Ashany       3,666,207         --           6,155            --
Robert P. Chamness   3,667,207         --           5,155            --


2. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1998 (3,641,425 shares were voted affirmatively, 25,944 shares were voted negatively and 4,993 shares abstained from voting).


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits filed as part of this report are listed below:

Exhibit Number and Description

27    Financial Data Schedule for six months ended June 30, 1998

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 1998              CFI PROSERVICES, INC.

                                   By: /s/ MATTHEW W. CHAPMAN
                                   --------------------------
                                   Matthew W. Chapman
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                                    By: /s/ KURT W. RUTTUM
                                    ----------------------
                                    Kurt W. Ruttum
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibit Index

27    Financial Data Schedule for six months ended June 30, 1998