Form 10-Q
period 1998-09-30
CFI PROSERVICES INC
filed 1998-11-16
CIK 908180

==========================================================================

                              UNITED STATES
==========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------

                                FORM 10-Q

                        --------------------------


      (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                      EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1998
                                    OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
      For the transition period from       to

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
                                Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock without par value                        5,032,594
            (Class)                           (Outstanding at November 10,
                                                         1998)

            The index to exhibits appears on page 19 of this document.
============================================================================

                          CFI PROSERVICES, INC.
                                FORM 10-Q
                                  INDEX



PART I - FINANCIAL INFORMATION                                            Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - September 30, 1998 and December    2
           31, 1997

           Consolidated Statements of Income - Three Months Ended
           September 30, 1998 and 1997 and Nine Months Ended September      3
           30, 1998 and 1997

           Consolidated Statements of Cash Flows - Nine Months Ended
           September 30, 1998 and 1997                                      4

           Notes to Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                19

Signatures                                                                 20


                             CFI PROSERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 30,  December 31,
                                                        1998          1997
                                                    -------------  -----------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    2,475    $      20
  Receivables, net of allowances of $2,458 and $2,880     27,280       32,059
  Inventory                                                  272          297
  Deferred tax asset                                       1,307        1,307
  Prepaid expenses and other current assets                1,682        1,928
                                                      ----------   ----------
          Total Current Assets                            33,016       35,611

Property and Equipment, net of accumulated
  depreciation of $9,337 and $7,855                        4,663        5,211
Software Development Costs, net of accumulated
  amortization of $2,586 and $735                          9,059        9,856
Other Intangibles, net of accumulated amortization
  of $4,501 and $3,227                                     4,896        5,689
Other Assets                                               1,097        1,175
                                                      ==========   ==========
          Total Assets                                $   52,731   $   57,542
                                                      ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $    1,704   $    2,119
  Accrued expenses                                         4,250        5,362
  Deferred revenues                                        6,938       12,498
  Customer deposits                                        1,784        1,715
  Current portion of bank line of credit                       -        5,310
  Current portion of long-term debt                          257          295
  Income taxes payable                                       814        1,125
                                                      ----------   ----------
          Total Current Liabilities                       15,747       28,424

Deferred Tax Liability                                       197          197
Long-Term Debt, less current portion                       5,761        2,232
                                                      ----------   ----------
          Total Liabilities                               21,705       30,853

Mandatory Redeemable Class A Preferred Stock                 740          746

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                -            -
  Common stock, no par value, 10,000,000
    shares authorized and 5,032,594 and 4,925,423
    shares issued and outstanding                         19,688       18,865
  Retained earnings                                       10,598        7,078
                                                      ----------   ----------
          Total Shareholders' Equity                      30,286       25,943
                                                      ----------   ----------
          Total Liabilities and Shareholders' Equi$y      52,731 $     57,542
                                                      ==========   ==========

The accompanying notes are an integral part of these consolidated balance sheets.



                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)


                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                        1998        1997      1998      1997
                                      ---------   ---------  -------   -------
Revenue
  Software license fees             $  14,528  $    9,770   $ 34,979  $ 28,055
  Service and support                   7,434       6,772     21,941    20,152
  Other                                 1,224       1,352      4,319     3,568
                                      --------   ---------    -------   -------
    Total Revenue                      23,186      17,894     61,239    51,775
Cost of Revenue                         7,773       6,986     21,688    18,626
                                      --------   ---------    -------   -------
    Gross Profit                       15,413      10,908     39,551    33,149
Operating Expenses
  Sales and marketing                   5,203       3,993     14,054    11,243
  Product development                   4,129       3,151     10,467     9,092
  General and administrative            2,794       2,306      7,430     6,095
  Amortization of intangibles             297         315        890       944
                                      --------   ---------    -------   -------
    Total Operating Expenses           12,423       9,765     32,841    27,374
                                      --------   ---------    -------   -------
    Income from Operations              2,990       1,143      6,710     5,775
Non-operating Income (Expense)
  Interest expense                       (118)       (122)      (337)     (329)
  Interest income                          80          33        209       135
  Cancelled stock offering costs            -           -          -      (487)
  Gain on sale of operating division        -         628          -       628
  Other, net                              (64)        (10)      (168)      (51)
                                      --------   ---------    -------   -------
    Total Non-operating Income
     (Expense), net                      (102)        529       (296)     (104)
                                      --------   ---------    -------   -------
Income Before Provision for
    Income Taxes                        2,888       1,672      6,414     5,671
Provision for Income Taxes              1,271         735      2,822     2,495
                                      --------   ---------    -------   -------
Net Income                              1,617         937      3,592     3,176
Preferred Stock Dividend                   24          24         72        72
                                      --------   ---------    -------   -------
Net Income Applicable to
    Common Shareholders             $   1,593  $      913   $  3,520  $  3,104
                                      ========   =========    =======   =======
Basic Net Income Per Share          $    0.32  $     0.19   $   0.70  $   0.63
                                      ========   =========    =======   =======
Diluted Net Income Per Share        $    0.31  $     0.18   $   0.68  $   0.61
                                      ========   =========    =======   =======


The accompanying notes are an integral part of these consolidated statements.


                              CFI PROSERVICES, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            Nine months ended September 30,
                                                           --------------------------------
                                                                1998             1997
                                                           --------------    --------------
Cash flows from operating activities:
  Net income applicable to common shareholders                $     3,520     $       3,104
  Adjustments to reconcile net income applicable to common
    shareholders to cash provided by operating activities:
      Depreciation and amortization                                 4,889             5,295
      Gain on sale of operating division                                -              (628)
      Deferred income taxes                                             -               (50)
      Interest accreted on note payable                                70                70
      Accretion on mandatory redeemable preferred stock                72                72
      Equity in losses attributable to joint venture                  248                 -
      (Increase) decrease in assets
        Receivables, net                                            4,779             1,892
        Inventory, net                                                 25               (15)
        Prepaid expenses and other assets                             351                 5
      Increase (decrease) in liabilities
        Drafts payable                                                  -              (425)
        Accounts payable                                             (415)           (1,096)
        Accrued expenses                                           (1,593)           (2,359)
        Deferred revenues                                          (5,560)           (3,560)
        Customer deposits                                              69               589
        Income taxes payable                                         (255)            1,080
                                                              ------------     ------------
           Net cash provided by operating activities                6,200             3,974

Cash flows from investing activities:
  Expenditures for property and equipment                          (1,216)           (2,257)
  Software development costs capitalized                           (1,054)           (3,785)
  Proceeds from long-term note receivable                             235                 -
  Proceeds from sale of operating division                              -                87
  Investment in joint venture                                        (510)                -
                                                              ------------     ------------
           Net cash used in investing activity                     (2,545)           (5,955)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                   (1,310)            3,091
  Payments on other long-term debt                                   (579)           (1,583)
  Payments on mandatory redeemable preferred stock                    (78)              (78)
  Proceeds from issuance of common stock                              767               650
                                                              ------------     ------------
           Net cash provided by (used in) financing activity       (1,200)            2,080
                                                              ------------     ------------
Increase in cash and cash equivalents                               2,455                99
Cash and cash equivalents:
  Beginning of period                                                  20                 -
                                                              ------------     ------------
  End of period                                               $     2,475      $         99
                                                              ============     ============


The accompanying notes are an integral part of these consolidated statements.

                           CFI PROSERVICES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Tabular amounts in thousands, except per share amounts
                        or as otherwise indicated)
                                (Unaudited)
NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from the audited financial statements contained in the Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  LINE OF CREDIT

Effective March 1, 1998, the Company negotiated to increase the amount of credit available under its line of credit from (a) the lesser of 50% of accounts receivable or $9.0 million to (b) the lesser of 50% of accounts receivable or $10 million, and to change the expiration date to May 1, 2000. Total borrowings under the line of credit at September 30, 1998 were $4.0 million. The $4.0 million balance has been classified as long-term debt as the Company does not intend to repay this portion within the next 12 months.

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1998               1997
                                              ------------       ------------
Cash paid during the period for income
     taxes                                   $    3,076         $    1,464
Cash paid  during the period for  interest
     and dividends                                  346                359

Noncash investing and financing activities were as follows:

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1998               1997
                                              ------------       ------------
Tax benefit from  exercise of nonqualified
     stock options and disqualifying
     dispositions                            $       56        $      424
Increase in goodwill for accrued acquisition
     related contingent royalties                   481               347
Reclassification of bank line of credit
     to long-term debt                            4,000                --
Note receivable received in connection with
     the sale of remittance processing division      --               788

NOTE 4.   EARNINGS PER SHARE

Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Prior period amounts have been restated to conform with the presentation requirements of SFAS No. 128. Following is a reconciliation of basic EPS and diluted EPS:

 Three Months Ended
  September 30,                1998                  1997
 ---------------------------   --------------------  --------------------
 (in thousands, except per
 share data)                                 Per                    Per
                                             Share                  Share
                               Income Shares Amount   Income Shares Amount
 BASIC EPS                     --------------------   --------------------
 Net income applicable to
  common shareholders         $ 1,593 5,017 $ 0.32  $    913 4,936 $ 0.19
                                            ======                 ======
 Effect of dilutive securities
  Stock options                   -     117              -     187
                               -------------         --------------

 DILUTED EPS
 Net income applicable to
  common shareholders         $ 1,593 5,134 $ 0.31  $    913 5,123 $ 0.18
                                            ======                 ======


 Nine Months Ended
  September 30,                1998                  1997
 ---------------------------   --------------------  --------------------
 (in thousands, except per
 share data)                                 Per                    Per
                                             Share                  Share
                               Income Shares Amount   Income Shares Amount
 BASIC EPS                     --------------------   --------------------
 Net income applicable to
  common shareholders         $ 3,520 5,005 $ 0.70  $  3,104 4,907 $ 0.63
                                            ======                 ======
 Effect of dilutive securities
  Stock options                   -     174              -     232
                               -------------         --------------

 DILUTED EPS
 Net income applicable to
  common shareholders         $ 3,520 5,179 $ 0.68  $  3,104 5,139 $ 0.61
                                            ======                 ======

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 447,400 and 100,000 for the three months ended September 30, 1998 and 1997, respectively, and 298,700 and 100,000 for the nine months ended September 30, 1998 and 1997, respectively.

NOTE 5.  SUBSEQUENT EVENT

Effective  October  1, 1998,  CFI  acquired  certain  operations  from  Mortgage
Dynamics, Inc. for $2.7 million in cash plus certain contingent royalties tied to future revenue production. The operations acquired consisted primarily of two software products in development which automate secondary marketing and document tracking functions for mortgage lenders. CFI is in the process of determining the allocation of the purchase price. CFI expects to write off in the fourth quarter of 1998 a portion of the purchase price as in-process research and development. CFI expects that a portion of the remainder of the purchase price will be allocated to goodwill and will be amortized ratably over seven years. The transaction will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THIS FILING, AS WELL AS IN THE COMPANY'S REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 1998 AND JUNE 30, 1998, ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

CFI ProServices, Inc., ("CFI" or the "Company") is a leading provider of customer service software products and services to financial institutions. The Company combines its technology, banking and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships and maintain compliance with both internal business policies and external government regulations. More than 5,500 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from the Company's Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into three product groups: lending, retail delivery and connectivity software. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. For the nine months ended September 30, 1998, approximately 42% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. For the three month and nine month periods ended September 30, 1998, service and support fees revenue accounted for approximately 32% and 36% of total revenue, respectively. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, regulatory compliance updates.

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

The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion contracts, deferred payment terms and increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSO) in accounts receivable.

The Company's backlog as of September 30, 1998, was approximately $12.0 million, as compared to approximately $12.0 million and $9.2 million as of September 30, 1997 and 1996, respectively. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                  Three Months Ended       Nine Months Ended
                                      Sept. 30,               Sept. 30,
                                  -------------------     -------------------
                                      1998      1997        1998        1997
                                      ----      ----        ----        ----
 Revenue
     Software license fees            62.6 %    54.6  %     57.1  %    54.2   %
     Service and support              32.1      37.8        35.8       38.9
     Other                             5.3       7.6         7.1        6.9
                                 ----------  ---------   ---------   --------
 Total revenue                       100.0     100.0       100.0      100.0
 Gross profit                         66.5      61.0        64.6       64.0
 Operating expenses
      Sales and marketing             22.4      22.3        22.9       21.7
      Product development             17.8      17.6        17.1       17.6
     General and administrative       12.1      12.9        12.1       11.8
     Amortization of intangibles       1.3       1.8         1.5        1.8
                                 ----------  ---------   ---------   --------
 Total operating expenses             53.6      54.6        53.6       52.9
                                 ----------  ---------   ---------   --------
 Income from operations               12.9       6.4        11.0       11.1
 Non-operating income (expense)       (0.4)      2.9        (0.5)      (0.2)
                                 ----------  ---------   ---------   --------
 Income before income taxes           12.5       9.3        10.5       10.9
 Provision for income taxes            5.5       4.1         4.6        4.8
 Preferred stock dividend              0.1       0.1         0.1        0.1
                                 ----------  ---------   ---------   --------
 Net income applicable to
   common shareholders                 6.9       5.1  %      5.8  %     6.0   %
                                  ==========  =========   =========   ========

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                               Three Months Ended          Nine Months Ended
                             September 30,1998 over      September 30, 1998 over
                               September 30, 1997          September 30, 1997
                             ----------------------      -----------------------
Revenue
   Software license fees                 48.7 %                 24.7  %
   Service and support                    9.8                    8.9
   Other                                 (9.5)                  21.1
                                     ---------               ---------
 Total revenue                           29.6                   18.3
 Gross profit                            41.3                   19.3
 Operating expenses
   Sales and marketing                   30.3                   25.0
   Product development                   31.0                   15.1
   General and administrative            21.2                   21.9
   Amortization of intangibles           (5.7)                  (5.7)
                                     ---------               ---------
 Total operating expenses                27.2                   20.0
                                     ---------               ---------
 Income from operations                 161.6                    16.2
 Non-operating income (expense)            NM   (1)              (186) (1)
                                     ---------               ---------
Income before income taxes               72.7   (1)              13.1  (1)
Provision for income taxes              (72.9)  (1)             (13.1) (1)
Preferred stock dividend                   --                     --
                                     =========               =========
 Net income applicable to
   common shareholders                   74.5 % (1)              13.4 %(1)
                                     =========               =========


1)Not meaningful. Results for the three months and nine months ended September 30, 1997 included a $0.6 million gain on the sale of an operating division as non-operating income. Absent that gain, changes to non-operating income (expense), income before income taxes, provision for income taxes and net income applicable to common shareholders would have been 3.0%, 176.6%, 176.9% and 183.9%, respectively, for the three months ended September 30, 1998 and 60.6%, 27.2%, 27.2% and 27.9%, respectively, for the nine months ended September 30, 1998.

REVENUE

Total revenue increased $5.3 million, or 30%, to $23.2 million for the three months ended September 30, 1998 compared to $17.9 million in the comparable period in 1997. Total revenue increased $9.5 million, or 18%, to $61.2 million for the nine months ended September 30, 1998 compared to $51.8 million in the comparable period in 1997.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $4.7 million, or 49%, to $14.5 million and increased $6.9 million, or 25%, to $35.0 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increases were led by lending products, offset in part by lower retail delivery product revenues.

Revenues from the 1997 periods also included results from the Company's RPxpress! remittance processing division, which was sold in September 1997.

PERCENTAGE OF SOFTWARE LICENSE FEES

                     Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                            1998          1997           1998          1997
                            ----          ----           ----          ----
Lending Products              65 %          47  %          63 %          50  %
Retail Delivery Products      28            50             31            46
Connectivity Products          7             3              6             4
                     ------------   ------------  ------------   ------------
Total                        100 %         100  %         100 %         100  %

      LENDING PRODUCTS. Lending products license revenue increased $4.8 million, or 103%, to $9.4 million for the three months ended September 30, 1998, and increased $8.1 million, or 57%, to $22.2 million for the nine months ended September 30, 1998 over the respective comparable periods in 1997. The increases resulted primarily from sales of products in the Laser Pro lending suite (particularly of the Company's new Windows-based products) and Laser Pro Mortgage, and were offset in part by decreased revenues from the Company's two fisCAL products and from Laser Pro Application Manager. As a percentage of total license fee revenues, lending products increased to 65% for the third quarter of 1998 and to 63% year-to-date, compared to 47% and 50% for the respective comparable periods in 1997.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online and Laser Pro Mortgage.

      RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue decreased $0.8 million, or 17%, to $4.0 million for the three months ended September 30, 1998, and decreased $2.1 million, or 16%, to $10.9 million for the nine months ended September 30, 1998, from the respective comparable periods in 1997. In the third quarter of 1998, increased revenues from Deposit Pro and Encore! Desktop were offset by decreased revenues from Encore! Branch Automation, Encore! Call Center and Encore! Personal Branch. Revenues from Online Branch Automation were lower in the first nine months of 1998 than in the comparable 1997 period, and were approximately the same in the three months ended September 30, 1998 and 1997. The Company expects declines in Online Branch Automation revenues as it decreases its emphasis on the older DOS-based product and transitions to its Windows-based Encore! branch automation products. As a percentage of total license revenue, retail delivery products revenue declined to 28% in the third quarter of 1998 and to 31% for the first nine months of 1998 compared to 50% and 46% for the same respective periods in 1997.

Retail  delivery  products  include  Encore!  Teller,   Encore!   Platform,
Flextran, OnLine Branch Automation, Deposit Pro, Encore! Desktop, Encore! Call Center, Encore! Personal Branch and Pro Active CRA .

      CONNECTIVITY PRODUCTS. License fees from the sale of connectivity products were $1.1 million and $1.9 million for the three and nine month periods ended September 30, 1998, respectively. These revenues were approximately $0.8 million higher in each of the 1998 periods than in the comparable 1997 periods. As a percentage of Company license fee revenue, connectivity products accounted for 7% in the third quarter of 1998 and 6% year-to-date, compared to 3% and 4% for the same respective periods in 1997. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $0.7 million, or 10%, to $7.4 million and $1.8 million, or 9%, to $21.9 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997.

OTHER REVENUE. Other revenue includes Vendor Payment Systems processing fees, sales of preprinted forms and supplies and certain consulting revenue. Other revenue decreased $0.1 million, or 10%, to $1.2 million and increased $0.8 million, or 21%, to $4.3 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in other revenue in the nine month period was led by sales of Laser Pro font cartridges. Other revenue was 5% and 7% of total revenue for the three and nine month periods of 1998, respectively, compared to 8% and 7%, respectively, for the comparable periods in 1997.

COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies and bill payment processing costs.

Cost of revenue increased $0.8 million, or 11%, to $7.8 million and $3.1 million, or 16%, to $21.7 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily attributable to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased.

Amortization of software development costs decreased $0.2 million, to $0.8 million, for the third quarter of 1998 and decreased $0.5 million, to $1.9 million, for the first nine months of 1998 compared to the same periods in 1997. Amortization of software development costs will increase in future periods as certain product development projects that had been capitalized in past periods were completed during the second quarter of 1998. Amortization of the capitalized software costs associated with those products commenced in the third quarter of 1998.

As a result of CFI's acquisitions, costs resulting from royalty payments will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in the various acquisitions since June 1994. In addition, the Company is obligated to pay the seller a fixed amount per OnLine Branch Automation customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

Gross margin was 66% and 65% for the three and nine month periods ended September 30, 1998, respectively, compared to 61% and 64% in each of the respective same periods in 1997. Operating margin was 13% and 11% for the three and nine month periods in 1998, respectively, compared to 6% and 11%, respectively, in 1997. The increases in gross margin and in operating margin were due primarily to cost management and achievement of the Company's revenue targets. The operating margins for the 1998 periods also reflect expensing of more development costs in 1998 as the Company's current product development cycle ended during the second quarter of 1998. The Company capitalized no software development costs in the three months ended September 30, 1998, and capitalized $1.1 million of such costs in the first nine months of 1998, compared to $0.8 million and $3.8 million in the same respective periods in 1997. Capitalized software development costs net of accumulated amortization were $9.1 million as of September 30, 1998.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $5.2 million, or 22% of revenue, for the three month period and to $14.1 million, or 23% of revenue, for the nine month period ended September 30, 1998 compared to $4.0 million, or 22% of revenue, and $11.2 million, or 22% of revenue, in the respective comparable periods of 1997. The increases in dollar amount resulted principally from salary increases, additional personnel and increased commissions associated with increased revenues.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses increased to $4.1 million, or 18% of revenue, for the three month period and to $10.5 million, or 17% of revenue, for the nine month period ended September 30, 1998, compared to $3.2 million and $9.1 million, or 18% of revenue, respectively, in the same periods in 1997. The increases in dollar amount were principally the result of reduced capitalization of software development costs in the 1998 periods and increased staffing in the development areas of the Company.

With the completion of the current product development cycle in the quarter ended June 30, 1998, the Company does not presently anticipate needing to capitalize additional software development costs. Consequently, the Company anticipates that the dollar amount of product development expenses in future periods may be higher than in comparable prior periods when certain product development expenses were being capitalized.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.8 million and $7.4 million, or 12% of revenue, respectively for the three and nine month periods ended September 30, 1998, compared to $2.3 million, or 13% of revenue, and $6.1 million, or 12% of revenue, respectively, for the same periods in 1997. The increases in dollar amount primarily resulted from an increased allowance for bad debts associated with increased revenues, higher salaries and increased personnel.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, noncompetition agreements and customer lists. These costs are amortized over lives ranging from five to seven years. Amortization of intangibles was $0.3 million and $0.9 million, respectively, for the three month and nine month periods ended September 30, 1998 and 1997.

NON-OPERATING EXPENSE

Non-operating expense was $0.1 million in the three months ended September 1998 compared to non-operating income of $0.5 million in the comparable 1997 period. The Company sold its remittance processing division in September 1997 and recorded a gain of $0.6 million during the third quarter of 1997. Excluding such gain, other net non-operating expense, which consists primarily of interest income and expense, was $0.1 million for the three months ended September 30, 1997. Non-operating expense was $0.3 million for the nine months ended September 30, 1998 compared to $0.1 million in the comparable 1997 period.

In November 1997 the Company made a 50% investment in Lori Mae, L.L.C., a company that will securitize small business loans originated by community banks. The Company uses the equity method to account for its investment in Lori Mae. Non-operating expense attributable to Lori Mae was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 1998, respectively. No expense was attributable to Lori Mae in 1997.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month and nine month periods ended September 30, 1998 and 1997 was 44%.

YEAR 2000

The Year 2000 issue identifies problems that may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year, and some programs may drop February 29th from their internal calendars. Likewise, other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of applications software, the Company's business would be impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the software programs and systems used by the Company in its operations.

INTERNAL SYSTEMS. Some of the Computer programs and systems used by the Company require date-sensitive information to accurately and adequately process information critical to the Company's business. Inaccuracies or other errors in this information could have a material, adverse affect on the Company's business. Furthermore, non-compliance in these programs could cause a system failure or interruption, either of which could also materially adversely affect the Company. In addition to computer software, some machines and devices used by the Company and others may contain embedded technology that is not Year 2000 compliant, which could result in a malfunction or failure of such devices.

The Company is in the process of verifying that its internal computer systems, as well as critical third party software and systems used by the Company, are Year 2000 compliant. The scope of the Year 2000 readiness effort includes addressing (i) information technology such as software and hardware, (ii) non-information systems or embedded technology contained in various equipment, safety systems, facilities and utilities and (iii) readiness of mission critical third-party suppliers. The Company is communicating with its significant suppliers and vendors to understand their ability to continue providing services and products through the millenium change and to determine the extent to which the Company may be vulnerable in the event of a failure by them or their services and products. With respect to mission critical systems, such as the Company's accounting system, the Company is seeking statements of compliance from each vendor. These statements may be directly received or may be posted on a public electronic bulletin board or in government databases.

The review and assessment of the Company's internal systems and third party systems is not yet complete. Based on information gathered to date, the Company is not presently aware of any Year 2000 issue that could materially affect the Company's operations, either self-originating or caused by third-party service vendors or providers. Management believes that all mission critical systems will be compliant by the Year 2000. Nevertheless, there can be no assurance that the Company will not experience some operating difficulties as a result of Year 2000 issues. If they occur, these difficulties could require the Company to incur unanticipated costs to remedy the problems and, either individually or collectively, have a material adverse effect on the Company's business operations and financial results. The Company has not yet determined the cost of completing its investigation or the cost of any modification or remediation that may be required to correct Year 2000 issues. Costs incurred to date to assess Year 2000 issues have not been significant and have been funded through operating cash flows. The Company intends to develop contingency plans for its significant systems that can be implemented on or after January 1, 2000 in the event of a system failure resulting from the century change.

COMPANY DEVELOPED SOFTWARE. The Company develops software programs for use by financial institutions to automate various transactions and processes. These programs often are highly dependent upon historical or dynamic financial and other data that, if the programs are not able to distinguish between the Year 2000 and other century-end years, could be misreported or misinterpreted and cause significant resulting calculation errors. This data is often acquired from other systems that may or may not be Year 2000 compliant, further exacerbating the problem. The Company's financial institution customers are subject to regulatory scrutiny; any such errors could subject them to civil or regulatory action, or both, resulting in large fines, penalties or other costs.

Additional consequences of the Year 2000 issue for the Company's financial institution customers may include systems failures and business process interruption, including, among other things, a temporary inability to process transactions, satisfy regulatory obligations, or engage in similar normal business activities. In addition, the impact of Year 2000 issues may severely impair the ability of the Company's customers to purchase the Company's products, or to make payments on software or services previously purchased.

Concern over Year 2000 issues is permeating the financial services industry, and management expects that the resolution of these concerns will likely absorb a substantial portion of financial institution information technology budgets and attention in the near term (with a concomitant decreased focus on other business initiatives, including purchase decisions with respect to the Company's software). Year 2000 issues faced by its customers could materially and adversely affect the Company's operations and financial results through the Year 2000.

The Federal Financial Institutions Examination Council (the "FFIEC") has issued a series of Statements beginning in June 1996 requiring that the various financial institutions regulated by FFIEC member agencies provide assurance that they will be capable of conducting business as usual in 2000 and into the 21st century. To this end, and among other obligations, each institution is to survey its systems and operations, including software and vendor supplied services, determine any deficiencies, remediate to correct deficiencies, test mission critical third party software and services to confirm their Year 2000 readiness after remediation, and develop contingency plans against the event that a mission critical item, service or process fails to be Year 2000 compliant. Further information on the FFIEC mandate and related matters can be found at the FFIEC's website, www.ffiec.gov/y2k. In support of its customers' obligations resulting from the FFEIC's Statements, the Company has made the Year 2000 issue a significant priority and assigned a task force with responsibility for an ongoing effort to minimize Year 2000-related risks relative to the Company's products.

The Company has completed its review of all of its software products for Year 2000 compliance, and has determined that most of the Company's standard software products are Year 2000 compliant. The Company has not undertaken, and does not intend to undertake, a review of the many customized versions of software products that it has provided customers. The Company has developed a plan to discontinue some of its standard products prior to December 31, 1999, and the Year 2000 issue has been one of the factors considered in those decisions. For those products that will not continue to be offered, generally a Year 2000 compliant replacement product currently exists.

For standard products that will continue to be offered, but are not currently Year 2000 compliant, the Company has developed a plan for resolving such compliance-related issues. The Company is now in the process of executing its plan to remediate the products it will carry into the next century and expects these software programs to be Year 2000 compliant by December 31, 1998. A matrix describing the Company's product compliance (including a comprehensive definition to determine such compliance) has been communicated to the Company's customers and is available for review on the Company's Website. The financial impact of making the required changes to the software programs is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Information on the Company's Website is provided to customers for the sole purpose of assisting them in planning for the transition to the Year 2000 and includes the Company's definition of Year 2000 compliance, product compliance status, and, in the case of the Laser Pro Closing/Lending product, includes test guides. This information is updated at least quarterly so that the Company's customers can access current information on the Year 2000 compliance status of the Company's products. The matrix does not provide certification of Year 2000 compliance and customers are cautioned that they should independently confirm Year 2000 compliance of the Company's products.

The Company has developed a standard Year 2000 compliance warranty and is offering it to customers with respect to those products that will continue to be offered into the next century. This warranty is consistent with the Company's standard product warranties, extends no indeminities, and maintains the liability cap applying otherwise in its licenses.

Financial institutions, financial institution regulators, and the many vendors supplying the financial services industry have not developed a consistent and comprehensive definition of what constitutes "compliance" with the Year 2000. This, coupled with the different combinations of software, firmware, and hardware used by customers may lead to disputes against the Company regarding the operation of its software. The outcome of such disputes and the impact on the Company are not estimable at this time.


LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $10.1 million to $17.3 million at September 30, 1998 from $7.2 million at December 31, 1997. The increase resulted principally from enhanced efforts by the Company to improve cash collections, and from a net reduction in short-term debt of $5.3 million and an increase in long-term debt of $4.0 million in connection with a renegotiation of the Company's bank line of credit facility.

Net cash provided by operations was $6.2 million for the nine month period ended September 30, 1998 compared to $4.0 million in 1997. The principal contributors to cash in the first nine months of 1998 were a decline in accounts receivable of $4.8 million and net income, excluding depreciation and amortization, of $8.4 million. The major operating uses of funds during the first nine months of 1998 included $1.6 million attributable to a decline in accrued expenses due primarily to the payment of bonus and commission amounts for 1997 and an additional $5.6 million related to the seasonal decline in deferred revenue that results from the Company's annual maintenance billing pattern for certain products.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 1998 compared to $6.0 million for the same period in 1997. The decrease in cash used in investing activities is due principally to lower capitalization of software development costs and lower expenditures for property and equipment.

Net cash used in financing activities of $1.2 million during the nine months ended September 30, 1998 was primarily attributable to net payments of $1.3 million on the Company's bank line of credit facility. In addition, $0.6 million was used for payments on acquisition related debt, offset by $0.8 million in cash provided by issuance of common stock upon exercise of stock options.

Days sales outstanding (DSO) in accounts receivable, including both billed and unbilled accounts receivable, was 105 days at September 30, 1998 compared to 108 days at June 30, 1998, 106 days at December 31, 1997 (excluding the distorting impact of annual maintenance invoices) and 104 days at September 30, 1997. Project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $6.9 million, or 25% of total accounts receivable, at September 30, 1998 compared to $4.9 million, or 24% of total accounts receivable, at September 30, 1997.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Effective October 1, 1998, CFI acquired certain operations from Mortgage Dynamics, Inc. for $2.7 million in cash plus certain contingent royalties tied to future revenue production. Available cash resources include cash generated by the Company's operations and a revolving line of credit up to the lesser of $10.0 million or 50% of accounts receivable, of which $6.0 million was available at September 30, 1998. Long-term debt, less current portion, of $5.8 million at September 30, 1998 includes $4.0 million drawn on the line of credit. The interest rate on the line of credit borrowings was 7.2% at September 30, 1998. The line of credit expires May 1, 2000.

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

                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

27    Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 13, 1998          CFI PROSERVICES, INC.

                                   By: /s/ MATTHEW W. CHAPMAN
                                   Matthew W. Chapman
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                                   By: /s/ KURT W. RUTTUM
                                   Kurt W. Ruttum
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibit Index

27    Financial Data Schedule for nine months ended September 30, 1998