Form 10-K405
period 1998-12-31
CFI PROSERVICES INC
filed 1999-03-31
CIK 908180

==========================================================================
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                                FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended December 31, 1998
                                    OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, no par value
                             (Title of Class)
                             ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $44,109,296 as of February 26, 1999 based upon the last closing price as reported by the Nasdaq National Market System ($11.00). The number of shares outstanding of the Registrant's Common Stock as of February 26, 1999 was 5,083,527 shares.


                             ---------------
                   Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 1999 Annual Meeting to be filed on or about April 7, 1999.
==========================================================================

                            CFI PROSERVICES, INC.
                        1998 FORM 10-K ANNUAL REPORT
                              TABLE OF CONTENTS

          PART I                                                      Page

Item 1.   Business                                                      2

Item 2.   Properties                                                   16

Item 3.   Legal Proceedings                                            16

Item 4.   Submission of Matters to a Vote of Security Holders          17

          PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                          17

Item 6.   Selected Financial Data                                      18

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk   35

Item 8.   Financial Statements and Supplementary Data                  35

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                     35

          PART III

Item 10.  Directors and Executive Officers of the Registrant           35

Item 11.  Executive Compensation                                       35

Item 12.  Security Ownership of Certain Beneficial Owners and          35
          Management

Item 13.  Certain Relationships and Related Transactions               35

          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form  36
          8-K

Signatures                                                             41

                                PART I

ITEM 1.  BUSINESS

OVERVIEW

CFI is a leading provider of integrated, PC-based software for financial institutions, including solutions for branch automation, loan origination, new account opening, call centers, cross selling of products and electronic banking. Beginning in 1999 with the Company's acquisition of Modern Computer Systems, Inc. (MCS), the Company will also offer hardware and software solutions for the back office accounting needs of community banks and credit unions. The Company combines its technology, banking and legal expertise to deliver knowledge-based solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. More than 6,000 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into four product groups: lending, retail delivery, connectivity software and host processing. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. In 1998 approximately 48% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. In 1998 service and support fees, primarily for Laser Pro and Deposit Pro, accounted for approximately 35% of total revenue. Substantially all CFI customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing regulations.

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

The Company believes that sales to larger financial institutions will constitute a higher percentage of total revenue in future periods. Transactions with these larger institutions are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting and deferred payment terms, and also results in increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSOs) in accounts receivable.

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

NEW DELIVERY CHANNELS. Banks of all sizes are increasingly recognizing that the value-added role of branch offices lies not in their traditional capacity as a transaction processor, but as a new sales channel for financial products and services. A study by a financial services consulting firm estimates that the average cost of a call center transaction is 35% of a branch transaction, an ATM transaction is 10% of a branch transaction, and a home banking transaction is 5% of a branch transaction. In order to make these new delivery channels attractive and user-friendly, the Company believes that consumers require access to consolidated information and services that are consistent across all delivery channels.

CHANGING REGULATIONS. Financial institutions in the United States remain highly regulated with respect to compliance and other matters. To understand and remain in compliance with the numerous complex and changing interstate banking regulations, a regulated financial institution must invest significant resources in developing a compliance infrastructure.

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

BACK OFFICE ("HOST") PROCESSING. Financial institutions use back office ("host") processing software and hardware solutions to perform accounting and general ledger tasks. Community banks and credit unions require host processing capabilities that are simple to operate and maintain because these institutions generally cannot afford highly trained in-house information systems personnel such as data base administrators. These institutions also require interconnectivity between their host processing solutions and the software used in branches and other points of customer contact.

THE CFI SOLUTION

The Company relies on a variety of knowledge-based and technical core competencies. The Company's vertical market focus on the financial services industry has enabled it to develop specialized knowledge and expertise pertaining to business processes and regulations affecting the industry. The Company incorporates this knowledge into its software solutions to automate lending, retail delivery and connectivity. Beginning in 1999 CFI also began offering host processing software and hardware solutions for community banks and credit unions. CFI's products and services are designed to meet the evolving needs of financial institutions by addressing a broad range of banking, technology and regulatory requirements.

CFI's products provide a number of benefits to financial institutions by addressing regulatory requirements, system connectivity issues and internal business processes faced by institutions in the increasingly competitive financial services industry. Using CFI's solutions, these institutions are able to simplify sales and service processes and improve productivity through reduced operating costs and expanded capacity. The ability to view an entire customer account relationship on-screen enables financial institutions to strengthen relationships with their customers at each point of contact and across multiple delivery channels. CFI's products also enable institutions to comply with both internal business processes and external government regulations. CFI intends to begin offering hardware and software solutions that integrate host processing and application software functions for community banks and credit unions.

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

The Company has also developed substantial technological capabilities necessary to meet the evolving requirements of financial institutions. The Company has established substantial knowledge of host processing systems commonly used in the financial services industry. Through its StarGate connectivity software and other applications, the Company has developed the capability to retrieve, view and update data stored on these systems. The Company has established relationships with numerous service bureaus and turnkey host vendors such as International Business Machines Corporation ("IBM"). Fiserv, Inc. and The BISYS Group, Inc. Beginning in 1999 the Company also began offering hardware and software host processing solutions to community banks and credit unions. The Company intends to establish additional relationships with other leading service bureaus and turnkey host vendors.

THE CFI STRATEGY

The Company's strategic objective is to be a leading provider of technology solutions for the delivery of financial services, including customer service software solutions to financial institutions at key points of customer contact and host processing solutions. The Company intends to achieve this objective by combining its expertise in regulatory issues, banking and technology. Primary elements of the Company's strategy include:

OFFERING A BROAD SUITE OF DELIVERY CHANNEL SOLUTIONS. The Company believes it is unique in its ability to offer solutions enabling financial institutions to perform transactions across multiple delivery channels, including branches, call centers, electronic banking and, beginning in 1999, host processing. By providing a broad suite of solutions, the Company believes it can address the need for consistent processes across delivery channels for an institution's products (such as loans and new accounts) and services (such as account inquiries or transfers). The Company's strategy is to establish long-term relationships with its customers and cross-sell multiple products throughout its customer base. The Company believes this ability provides an important market advantage over competitors who are able to address only a limited number of delivery channels or provide a limited number of products and services.

ADDRESSING EXPANDING HOME BANKING MARKET. The Company is currently a leading provider of personal computer banking solutions in the United States, with more than 230 institutions offering private-dial or Internet banking services using the Company's solutions. The Company has licensed the Internet version of its home banking product to more than 50 financial institutions and believes that more than 500,000 bank customers use the Company's home banking products. The Company offers its home banking solutions on a private label basis, running on a server controlled by the financial institution. This approach permits the financial institution to retain its proprietary customer relationship and brand name identity. The Company's home banking solution also supports the financial institution's customers who use personal finance software such as Microsoft Money. The Company believes it was the first to support a consumer banking transaction through the Internet and to connect a home banking solution to Microsoft Money through Microsoft's Open Financial Connectivity specification. The Company has also created a service bureau alternative that provides financial institutions with an inexpensive method of initiating home banking services with their customers.

EXPANDING CUSTOMER BASE. Over 50% of U.S. commercial banks have licensed at least one of the Company's solutions. The Company believes its brand name and reputation as a provider of high-quality solutions are widely recognized in the financial institution community. The Company intends to expand its customer base through its direct sales force of more than 75 professionals. CFI seeks to enter into formal and informal arrangements whereby it makes its solutions compatible with the software and hardware solutions offered by leading technology vendors to the financial institutions, enabling those vendors to act as joint marketers of the Company's solutions. The Company has entered into such arrangements with more than 60 technology vendors, including IBM. In particular, the Company will continue its focus on expanding its market share with large banks through its own major account sales force and through formal and informal partnerships. The Company has entered into a strategic alliance with the CUNA Mutual Insurance Group, a key marketer and supplier of technology in the credit union market. The Company intends to increase its marketing and sales efforts to further penetrate the mortgage banking and thrift markets.

LEVERAGING CUSTOMER RELATIONSHIPS. The Company builds long-term customer relationships by employing relationship selling techniques and through long-term service and support agreements. These techniques and such service and support relationships keep the Company in frequent contact with the customer, enabling the Company to sell additional products to its customers as they grow, cross-sell additional products and sell product upgrades. Substantially all of the Company's customers enter into service and support agreements.

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

GROWING THROUGH STRATEGIC ACQUISITIONS. The Company has acquired 12 businesses or companies since June 1994. These transactions have enabled the Company to expand its product suite and customer base, leverage product cross-selling opportunities and add engineering expertise. The Company intends to continue to selectively pursue acquisitions of businesses, products or technologies that enhance its competitive position.

PRODUCTS

LENDING PRODUCTS. CFI's lending products automate processes at nearly every step in the lending process for consumer, commercial, indirect and real estate lending lines of business. General business functions automated by CFI lending solutions include loan application and analysis, loan closing, portfolio analysis and workflow management, and risk management, as well as connectivity for interfaces to credit scoring and reporting systems and remote printing of loan documents. The Company engineers its lending products to operate with common user interfaces and databases.

RETAIL DELIVERY PRODUCTS. CFI's retail delivery products automate the customer service, sales, and account opening functions for the branch office platform, teller station and telephone call center. These products provide a common view of the entire customer relationship, enabling service personnel to leverage selling opportunities. In 1998 CFI introduced a re-engineered call center product that is integrated more effectively with its branch sales and service products.

CFI's electronic delivery products provide personal computer private-dial and Internet access to account inquiry and transaction capabilities, as well as ACH transaction management and remittance processing. The Company's home banking products provide over a dozen functions, including account balance, account history, bill payment and online loan applications. CFI's latest version of Personal Branch home banking software is a Windows NT client/server-based system that allows financial institutions to provide personal computer-based home banking services via private-dial or the Internet. This version is designed to improve performance and provide additional functionality and connectivity capabilities. CFI has also created a service bureau alternative that provides financial institutions with an inexpensive method of initiating home banking services with their customers.

CONNECTIVITY PRODUCTS. Connectivity products and services enable institutions to transfer or exchange data between CFI software and host systems and across incompatible host systems. The Company's software connects back-office systems to front-end delivery systems, such as the home personal computer, branch office platform or telephone call center.

HOST PROCESSING PRODUCTS. Beginning in 1999 with the Company's acquisition of MCS, the Company began offering hardware and software solutions for the back office accounting needs of community banks and credit unions.


REVENUE BY PRODUCT GROUP

Years Ended December 31,       1998                  1997                1996
------------------------ ----------------     -----------------    ----------------
(Dollars in thousands)   Amount   Percent     Amount   Percent     Amount   Percent
                         -------  -------     -------  --------    -------  -------
Lending Products       $  47,296     55.2%  $  36,820      50.7%  $ 29,096     48.5%
Retail Delivery           27,500     32.2      26,970      37.1     22,640     37.8
Products
Connectivity Products      4,485      5.2       3,418       4.7      2,639      4.4
Other (1)                  6,349      7.4       5,441       7.5      5,572      9.3
                         -------  -------     -------  --------    -------  -------
Total Revenue          $  85,630    100.0%  $  72,649     100.0%  $ 59,947    100.0%
                         =======  =======     =======  ========    =======  =======

(1)Other products include bill payment systems processing fees, sales of preprinted forms and supplies and certain consulting revenues.

Products by Product Group


Lending Products

                 Date
              Introduced/
  Product      Acquired            Description              Benefits to Customer
  -------     ---------- ------------------------------   ------------------------
  Laser       Released   Integrated, modular loan         Standardizes lending
  Pro         1986       processing system for consumer,  policies and products,
  Lending                commercial, SBA, real estate     streamlines processing,
                         home equity and agricultural     incorporates a national
                         loans                            database of regulations

  Application Acquired   Processes applications for       Speeds the loan application
  Manager     1996       indirect consumer lending        and approval process for
                                                          indirect lenders

  LP          Acquired   Provides mortgage origination,   Improves consistency of loan
  Mortgage    1996       processing and servicing         processes, speeds
                         capabilities                     origination, increases
                                                          capacity

  SMarT       Acquired   Comprehensive risk and pipeline  Automates complex analyses
              1998       management system that           necessary for ensuring
                         automates secondary mortgage     optimal mortgage loan pool
                         marketing functions from         sales
                         registration through delivery
                         of loans

  DocSMarT    Acquired   Automates the labor intensive    Speeds process of preparing
              1998       functions performed after a      mortgage loans for sale
                         mortgage loan is closed          faster than manual methods,
                                                          allowing lenders to take
                                                          advantage of higher near
                                                          term delivery prices

  LoansPlus   Acquired   Portfolio and credit risk        Balances acceptable credit
              1996       analysis system that uses        risk and lending
                         neural network technology and    opportunities to recommend
                         case-based reasoning             credit decisions and manage
                                                          portfolios



Retail Delivery Products


                Date
             Introduced/
Product       Acquired             Description                 Benefits to Customer
-------      ----------  ------------------------------      ------------------------
Encore!      Acquired    Automates the teller station by     Improves
Teller       1995        providing comprehensive             productivity and
                         transaction automation, electronic  facilitates sales
                         journaling, store-and-forward       referrals
                         capabilities, simplified
                         balancing, and access to the
                         customer database

Encore!      Acquired    Provides sales and service          Opens accounts,
Platform     1995        capabilities, including account     enables
                         opening screens, customer/product   cross-selling and
                         matching, customer contact          fulfillment of
                         histories, letter and fulfillment   customer
                         generation, and institution and     information
                         product information                 requests

Encore!      Acquired    Integrates in a common and          Enables
Call Center  1994        consistent format customer,         cross-selling and
                         product and internal procedure      improves service
                         information

Deposit Pro  Acquired    Automates and ensures regulatory    Speeds account
             1990        compliance in the account opening   opening, ensures
                         and cross-selling processes for     compliance with
                         checking, savings, certificates of  regulations,
                         deposit, and IRA accounts.          improves the
                                                             consistency of new
                                                             account policies
                                                             and practices

Encore!      Released    Windows-based system that           Allows customized
Desktop      1996        graphically links each user to CFI  arrangements of
                         software and other business         modules and access
                         applications                        to customer
                                                             information

ProForms     Released    Generates laser printed forms used  Eliminates the
Laser        1994        daily by financial institutions     need for costly
                                                             inventories of
                                                             preprinted forms,
                                                             speeds form
                                                             processing

Personal     Released    Server-based system that allows     Provides low-cost
Branch       1993        institutions to provide personal    service delivery
                         computer-based home banking         channel,
                         services via private-dial or        strengthens
                         Internet channels                   customer
                                                             relationships,
                                                             extends
                                                             institution
                                                             branding,
                                                             increases customer
                                                             convenience

Pro Active   Released    Collects, analyzes, reports and     Simplifies the
             1994        maps HDMA loan application          process of meeting
                         information, non-real estate loan   fair lending and
                         data, and community demographic     community
                         data                                reinvestment
                                                             requirements

ACH Manager  Acquired    Originates and receives ACH         Cost-effective
             1995        electronic payments and collections processes ACH
                                                             business, monitors
                                                             business for risk

ACH Remote   Acquired    System licensed by financial        Generates new fee
             1995        institutions to its corporate       income and
                         customers for transmitting data     simplifies
                         files from the customer personal    automated
                         computer to the financial           procedures
                         institution's ACH system



Connectivity Products


                Date
             Introduced/
 Product      Acquired           Description                Benefits to Customer
 -------     ---------- ------------------------------    ------------------------
 StarGate    Acquired   Connectivity software system      Allows institutions
             1995       which transfers or exchanges      to integrate data
                        data between CFI products and     from multiple host
                        other host or client/server       systems and present
                        systems                           that data through
                                                          networks to multiple
                                                          front-end systems

 StarGate    Acquired   Connectivity software which       Reduces costs,
 F/X         1995       enables institutions to print     increases
                        Laser Pro documents remotely      transaction speed
                        through their  mainframe networks and productivity;
                                                          enables institutions
                                                          to centralize loan
                                                          document preparation



Host Processing Products


                Date
             Introduced/
 Product      Acquired           Description                Benefits to Customer
 -------     ---------- ------------------------------    ------------------------
 BankServ    Acquired   Back office "host" processing     Automates back room
             1999       software for community banks      accounting and
                                                          servicing functions

 CuServ      Acquired   Back office "host" processing     Automates back room
             1999       software for credit unions        accounting and
                                                          servicing functions

 TeleServ    Acquired   24-hour telephone banking module  Improves customer
             1999       for BankServ and CuServ that      service
                        supports account inquiries, fund
                        transfers and loan payments

 OptiServ    Acquired   Laser optical disk storage and    Improves document
             1999       retrieval system                  storage and retrieval


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

The Company believes that market acceptance of its products is based in significant part on the ability of the products to share information with a financial institution's host processor system or with the vendor providing processing services to such institution. The Company has developed significant expertise with most available host processor systems and the methods necessary to transfer data to and from such systems. Although the Company generally is able to develop interfaces that allow its products to operate effectively with its customers' host systems, integration is optimized where the Company and the host processor provider cooperatively share information regarding the respective products' technologies, development schedules and enhancements. The Company's future success depends upon its ability to establish and maintain adequate relationships with important host processor providers. In 1999 the Company purchased a host system for community banks and credit unions. The Company believes that it will be able to integrate many of its application software products into this host processor.

The Company has migrated its Laser Pro lending products to Windows and Windows NT operating environments. Many of its other lending products and most of its retail delivery and connectivity products also run on the Windows platform. The Company is currently supporting both DOS and Windows-based versions of several products, enabling its customers to upgrade easily and at a reasonable pace.

SERVICE AND SUPPORT

Substantially all of the Company's customers subscribe to maintenance agreements under which CFI provides periodic product updates reflecting evolving regulations, product enhancements and toll-free telephone support. Maintenance fees consist of per-item or per-user charges or are calculated based on a percentage of the current product list price or of the size of the customer. Furthermore, CFI provides training to its customers. The Company accounts for this revenue as service and support fees. Software service and support fees have grown significantly over the last three years. For the year ended December 31, 1998, such fees were $30.3 million, or 35.4% of the Company's total revenue.

The Company installs, implements and customizes its software solutions at certain customer sites, particularly at larger institutions. As the Company's sales to larger institutions increase, the Company anticipates demand for these services to increase. Revenue from these services is accounted for as software license fees.

CUSTOMERS

CFI has licensed its software to over 6,000 financial institutions in the United States. In addition, the Company's acquisitions have opened limited opportunities in non-financial service industries and have added a small number of international institutions to CFI's customer base. CFI's target customer base includes commercial banks, thrifts and credit unions. No customer accounted for 10% or more of the Company's total revenues in 1998, 1997 or 1996.

The Company's largest accounts include Bank of America (formerly NationsBank), The BISYS Group, Inc., Union Planters Bank, NCR Corporation, Banc One, PNC Bank, Citicorp and Central Carolina Bank & Trust.

SALES AND MARKETING

CFI sells its products through two experienced, national direct field sales teams. One team is devoted exclusively to large financial institutions, and the other team focuses on all other accounts. Both teams are supported by a marketing group, product specialists and a telemarketing team. Telemarketing personnel contact institutions for lead generation and qualification, and sales support personnel are responsible for direct sales campaigns, trade media support and advertisements.

The Company has a number of third-party reseller and co-marketing alliances, including agreements with some of the largest host processors and hardware vendors. For example, the Company has a relationship with IBM whose sales team resells a large portion of the Company's product line. Third-party reseller and co-marketing alliances provide access to institutions with which the Company would otherwise have no relationship.

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

ACQUISITIONS

To remain competitive and to meet the changing needs of its customers, CFI pursues acquisitions of products, technologies and businesses as one part of its growth strategy. The Company continuously evaluates acquisition candidates that provide opportunities to expand its customer base, cross-sell products, and broaden its product offerings with proven solutions in a timely and cost-effective manner. Since 1994 the Company has made 12 acquisitions and believes that to date it has achieved its objectives of growth and broadening its product offerings through this acquisition program and intends to continue such activity in the future. Acquisitions of businesses or companies require the dedication of management resources in order to achieve the strategic objectives of the acquisitions.

RISK FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company typically ships or installs many of its products within three months of receipt of an order. As a result, software license fees in any quarter are substantially dependent on orders booked in that quarter or the previous quarter. In addition, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. The Company's results of operations may also be affected by seasonal trends, including the tendency of some customers to complete purchases of products in the quarter ended December 31 or not to implement new orders in the quarter ended March 31. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of these expenses are relatively fixed, a small variation in the timing of recognition of specific revenue items can cause significant variations in operating results from quarter to quarter. Due to all of the foregoing factors, the Company's quarterly operating results may differ from the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be affected. Accordingly, the Company believes that quarter-to-quarter comparisons of its results of operations should not be relied upon as an indication of future performance. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results.

YEAR 2000. The Company's customers are regulated financial institutions located in the United States, including banks, credit unions and thrifts. These financial institutions are experiencing enhanced regulatory oversight with respect to their preparedness for the Year 2000. In response to pressure from regulators, or concerns about integration of new products into the institution's existing systems, the Company's customers may delay or defer purchases of the Company's products until after 1999. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

TECHNOLOGICAL AND MARKET CHANGES. The market for the Company's software products and services is characterized by technological advances and evolving standards. In addition, changes in banking requirements and new product introductions and enhancements could render the Company's existing products unmarketable.
Accordingly, the Company's future success depends upon its ability to enhance its current products in a timely fashion and to develop and introduce new products that keep pace with technological developments and changes in delivery channels such as electronic home banking and other changes in the financial services industry. Further, the Company's future success depends on the willingness of banks and other financial institutions to adopt new technologies required for acceptance in this evolving market.

DEPENDENCE ON HOST PROCESSOR RELATIONSHIPS. Market acceptance of the Company's products depends on the Company's ability to ensure that its products operate together with other products offered by the Company, and with the products of other major service providers and vendors of hardware and software used in the financial services industry; in particular, those of vendors providing processing services to financial institutions. The Company has developed significant expertise with most available host processor systems and the methods necessary to transfer data to and from such systems; however, integration is optimized where the Company and the provider of a host processor system cooperatively share information regarding the respective products' technologies, development schedules and enhancements. CFI has had varying degrees of success in establishing such relationships with host providers. Furthermore, providers of host processor systems or processing services have or may become competitors of the Company with respect to one or more of the Company's products. In such events the Company may not be able to obtain access to host system technology necessary for developing optimal third-party system integration. The Company's acquisition in January 1999 of host processor systems for community banks and credit unions may cause other host processors to view the Company as a direct competitor. The Company's future success depends on its ability to establish and maintain adequate relationships with important providers of host processor systems or processing services.

POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company believes that the funds expected to be generated by the Company's operations and its bank credit facilities will provide the Company with sufficient funds to finance its operations. However, if additional funds were needed to support working capital requirements, or to complete acquisitions, the Company would seek to raise such additional funds through one or more public or private financings of equity or debt, or from other sources. Additional financing may not be available or, if available, may not be obtainable on terms favorable to the Company or its shareholders.

MANAGEMENT OF GROWTH. The growth in the size and complexity of the Company's business and the expansion of its product lines and its customer base have placed and are expected to continue to place a significant strain on all aspects of the Company's business. In particular, the Company's emphasis on selling to large institutions has placed significant additional demands on its installation and implementation operations, and the growing installed base and release of new products has placed additional demands on the customer support operation. To accommodate growth, the Company will be required to upgrade or implement a variety of operational and financial systems, procedures and controls. The Company's future success will depend on its ability to expand its support organization and infrastructure commensurate with its expanding base of installed products and on its ability to attract, hire and retain skilled personnel.

DEPENDENCE ON KEY EMPLOYEES AND SOFTWARE ENGINEERS. The Company believes that its future success will depend to a significant extent upon the contributions of its executive officers and key sales, engineering, marketing and technical personnel. The Company does not have "key person" life insurance on any of its employees. Competition for highly skilled personnel, particularly qualified software development engineers and systems implementation experts, is intense and the Company has, at times, experienced difficulty in locating personnel with the requisite levels of expertise and experience.

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

COMPETITION. The market for the Company's products is intensely competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets, which include lending products, retail delivery products, connectivity products and host processing products. In addition, a number of prospective and existing customers of the Company have the internal capability to provide alternative solutions to the Company's products and may, therefore, be viewed as competing with the Company. Some of the Company's competitors have significantly greater financial, technical, sales and marketing resources than the Company. The Company believes that the primary competitive factors in this market include product quality, reliability, performance, price, vendor and product reputation, financial stability, features and functions, ease of use, interoperability with other applications or systems and quality of support. The Company believes it competes favorably in each of these categories. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. The Company's entrance in 1999 into the host processing market may cause some of the Company's partners to view the Company more as a competitor than as a partner.

PRODUCT CONCENTRATION. A significant portion of the Company's revenue is derived from a limited number of products. Revenue from the Company's Laser Pro products and Deposit Pro products represented approximately 52% of the Company's total revenue for the year ended December 31, 1998. The Company believes that although these products will continue to represent a significant percentage of the Company's revenue for the near term, an important part of the Company's business strategy depends upon the ability of the Company to continue to develop and market its other products.

DEPENDENCE ON FINANCIAL SERVICES INDUSTRY. Substantially all of the Company's revenue is derived from licenses and services to banks and other financial institutions, and its future success is dependent on increased sales to the financial services industry. Demand for the Company's products and services could be disproportionately affected by instability or downturns in the financial services industry, which may cause existing or potential customers to exit the industry or delay, cancel or reduce planned expenditures for technology solutions, including those offered by the Company. Further, the financial services industry is currently experiencing consolidation that may affect demand for the Company's products. The financial services industry is highly regulated and changes in regulations affecting the financial services industry or the Company's products could have a significant effect on the Company.

PRODUCT LIABILITY RISKS; SOFTWARE DEFECTS. The Company's software products are highly complex and sophisticated and could, from time to time, contain design defects or software errors that could be difficult to detect and correct. In addition, implementation of the Company's products may involve a significant amount of customer-specific customization and may involve integration with systems developed by third parties. Such errors could give rise to warranty or other liability of the Company, cause delays in product introduction and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products or loss of existing customers.

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

EMPLOYEES

As of December 31, 1998, the Company had 613 full-time employees. Of this number, 174 were engaged in product groups (primarily product development), 130 in customer service and support, 87 in sales and marketing, 125 in implementation and training, 28 in technology, research and development and 69 in general and administrative functions.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in Portland, Oregon in a leased facility consisting of approximately 79,800 square feet of office space occupied under leases that expire in 2003. Annual lease payments for the Company's corporate headquarters are approximately $1.3 million, with provisions for inflationary increases. The Company also leases office space in Atlanta, Georgia (52,678 square feet); Dayton, Ohio (15,151 square feet); Burnsville, Minnesota (18,392 square feet); Englewood Cliffs, New Jersey (6,148 square feet); Houston, Texas (7,565 square feet); Denver, Colorado (4,470 square feet); Charleston, South Carolina (2,500 square feet); McLean, Virginia (2,680 square feet); and Jericho, New York (1,140 square feet). These leases expire in 2000, 2006, 2000, 2002, 2002, 2004, 2003, 2001 and 2002, respectively. Annual lease payments for these additional facilities, in aggregate, are approximately $1.6 million. The Company believes the office space currently under lease is adequate to meet its needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in routine legal matters incidental to its business. The Company believes that the resolution of any such matters that are currently outstanding will not have a material effect on its financial condition or results of operations. However, no assurance can be given that the concurrent resolution of several of such matters in manners adverse to the

Company would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1998.

                                 PART II


ITEM 5. MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDER
MATTERS

The Company's Common Stock trades on the Nasdaq National Market System under the symbol PROI. The high and low selling prices for the two years in the period ended December 31, 1998 were as follows:


       1998                               High         Low
       -------------------------------   -------      ------
       First Quarter                   $  16.69    $  12.25
       Second Quarter                     17.88       14.50
       Third Quarter                      16.88        9.38
       Fourth Quarter                     13.13       10.00

       1997                               High         Low
       -------------------------------   -------      ------
       First Quarter                   $  20.88    $  14.00
       Second Quarter                     20.25       14.25
       Third Quarter                      18.75       13.50
       Fourth Quarter                     16.50       10.00


The number of shareholders of record and the approximate number of beneficial holders of the Company's Common Stock on February 26, 1999 were 282 and 3,000, respectively.

There were no cash dividends declared or paid on the Company's Common Stock in 1998 or 1997. The Company does not anticipate declaring cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


IN THOUSANDS:
EXCEPT PER SHARE AMOUNTS     1998(1)     1997     1996(2)     1995(3)     1994
------------------------   ---------  ---------  ---------  ----------  ---------
CONSOLIDATED STATEMENT
OF INCOME DATA
Revenue:
  Software license fees    $  49,202  $  40,475  $  33,935  $   18,918  $  16,781
  Service and support fees    30,352     27,466     22,336      15,060     12,775
  Other revenue                6,076      4,708      3,676       2,798      3,060
                           ---------  ---------  ---------  ----------  ---------
     Total revenue            85,630     72,649     59,947      36,776     32,616
Cost of revenue               29,423     27,041     20,844      11,672      9,646
                           ---------  ---------  ---------  ----------  ---------
Gross profit                  56,207     45,608     39,103      25,104     22,970
Operating expenses            45,357     36,780     29,810      20,552     17,859
Acquired in-process
  research and development
  and other charges            2,661         --      8,030       4,549         --
                           =========  =========  =========  ==========  =========
Income from operations     $   8,189  $   8,828  $   1,263  $        3  $   5,111
                           =========  =========  =========  ==========  =========

Net income                 $   3,960  $   4,680  $     114  $      323  $   3,514
Preferred Stock dividend          95         95         97          97         97
                           ---------  ---------  ---------  ----------  ---------
Net income applicable to
  common shareholders      $   3,865  $   4,585  $      17  $      226  $   3,417
                           =========  =========  =========  ==========  =========
Diluted net income per
  share                    $    0.75  $    0.90  $      --  $     0.05  $    0.71
                           =========  =========  =========  ==========  =========
Shares used in diluted
  per share calculations       5,167      5,124      5,112       4,877      4,806
Basic net income per share $    0.77  $    0.93  $      --  $     0.05  $    0.87
                           =========  =========  =========  ==========  =========
Shares used in basic per
  share calculations           5,012      4,919      4,763       4,369      3,922

CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents and
  short-term investments   $   3,795  $      20  $      --  $    7,670  $   7,958
Working capital               16,972      7,187      2,792       8,759     10,336
Property and equipment, net    4,534      5,211      4,805       2,968      2,579
Total assets                  56,781     57,542     46,845      36,587     27,487
Short-term debt                  261      5,605      2,896       3,951         --
Long-term debt, less
  current portion              5,693      2,232      2,880         423         --
Mandatory Redeemable
  Class A Preferred Stock        738        746        754         761        764
Shareholders' equity       $  30,632  $  25,943  $  20,238  $   18,169  $  16,591

(1)Results for the year ended December 31, 1998 include pretax charges totaling $3.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to the acquisition of the assets of Mortgage Dynamics, Inc. in October 1998 ($1.0 million), the remaining goodwill and associated severance charges related to the fisCAL products ($0.9 million), the present value of net future lease payments due with respect to certain office space in Atlanta that the Company ceased using ($0.8 million), and the initial investment of the Company in a joint venture ($0.3 million). Excluding the impact of these charges, net income and net income per share (diluted) would have been $5.7 million and $1.11, respectively. See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

(2)Results for the year ended December 31, 1996 include a pretax charge of $8.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to five companies acquired in April 1996. Excluding the impact of the acquired in-process research and development charges, net income and net income per share (diluted) would have been $5.2 million and $1.02, respectively. The results of operations for the year ended December 31, 1996 include the results of these companies' operations since the date of acquisition in April 1996. See Note 2 of Notes to Consolidated Financial Statements.

(3)Results for the year ended December 31, 1995 include a pretax charge of $4.5 million. The charge consists of $3.7 million for the value of Culverin Corporation's (Culverin) in-process research and development efforts at the date of acquisition and $0.8 million for restructuring. Excluding the impact of the acquired in-process research and development and restructuring charges, net income and net income per share (diluted) would have been $3.1 million and $0.64, respectively. The year ended December 31, 1995 statement of income includes the results of Culverin's operations since the date of acquisition in November 1995. See Note 2 of Notes to Consolidated Financial Statements.

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

OVERVIEW

CFI is a leading provider of integrated, PC-based software for financial institutions, including solutions for branch automation, loan origination, new account opening, call centers, cross selling of products and electronic banking. Beginning in 1999 with the Company's acquisition of Modern Computer Systems, Inc. (MCS), the Company will also offer hardware and software solutions for the back office accounting needs of community banks and credit unions. The Company combines its technology, banking and legal expertise to deliver knowledge-based solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. More than 6,000 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into four product groups: lending, retail delivery, connectivity software and, beginning in 1999, host processing. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. In 1998 approximately 48% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

CFI generates recurring revenue from software maintenance agreements. In 1998 service and support fees, primarily for Laser Pro and Deposit Pro, accounted for approximately 35% of total revenue. Substantially all CFI customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing regulations.

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

The Company believes that sales to larger financial institutions will constitute a higher percentage of total revenue in future periods. Transactions with these larger institutions are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion accounting and deferred payment terms, and also results in increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSOs) in accounts receivable.

The Company's backlog as of December 31, 1998 was $18.3 million, compared to $15.2 million and $10.0 million at December 31, 1997 and 1996, respectively. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES

The Company has expanded its market presence by acquiring products, technologies and companies that complement the Company's product suite or increase its market share. The Company has completed the following 12 acquisitions since June 1994. See Note 2 of Notes to Consolidated Financial Statements.


 COMPANY                       DATE ACQUIRED  PRINCIPAL PRODUCTS/MARKETS ACQUIRED
 --------------------------    -------------  -----------------------------------
 Assets of the Products        June 1994      Access  to   customers   in  certain
   Division of Professional                   Midwestern  states for the Company's
   Bank Systems, Inc.                         compliance products

 The Genesys Solutions         September 1994 Call center software Group, Inc.

 Texas/Southwest Technology    April 1995     StarGate  connectivity  products and
   Group, Inc.                                ACH products

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

 Assets of Input               April 1996     LP Mortgage lending product
   Creations, Inc.

 Assets of Halcyon             April 1996     fisCAL loan decision support product
   Group, Inc.

 Assets of Pathways            April 1996     LoansPlus  neural net loan  decision
   Software, Inc.                             support  and  portfolio   management
                                              product

 Vendor Payment Systems, Inc.  April 1996     Bill payment services company

 Assets of Mortgage            October 1998   Secondary  mortgage loan  processing
   Dynamics, Inc.                             products



 COMPANY                       DATE ACQUIRED  PRINCIPAL PRODUCTS/MARKETS ACQUIRED
 --------------------------    -------------  -----------------------------------
 Assets of Modern Computer     January 1999   Host    processing    software   and
   Systems, Inc.                              hardware   systems   for   community
                                              banks and credit unions

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

The aggregate purchase price for the foregoing acquisitions was $28.9 million and 430,967 shares of Common Stock, plus contingent royalties. In connection with such acquisitions, the Company incurred non-cash charges primarily relating to the write-off of acquired in-process research and development efforts totaling approximately $1.0 million in 1998, $8.0 million in 1996 and $4.5 million in 1995. The terms of certain of the acquisitions provide that, based on various factors, including the passage of time or certain product revenue, the Company will be required to pay contingent royalties. Because amortization of certain intangible assets arising from the Company's acquisition activity is not deductible for federal income tax purposes, certain amortization expense incurred by the Company has the effect of increasing the Company's effective tax rate for financial reporting purposes.

From time to time, the Company may also evaluate establishing new business operations or making investments in new business ventures, including joint ventures.

In March 1997 CFI announced the creation of Lori Mae, L.L.C. (Lori Mae), a company that was designed to securitize small business loans originated by community banks. CFI owns 50% of Lori Mae and uses the equity method to account for this investment. In 1998 the Company wrote off its initial investment in Lori Mae due to lack of acceptable market demand for Lori Mae's initial product. See Note 1 of Notes to Consolidated Financial Statements. The Company believes that Lori Mae will in the future completely redesign its product offerings.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:


                                                    Year Ended December 31,
                                             ------------------------------------
                                               1998           1997         1996
                                             ----------     ----------    -------
       Revenue
         Software license fees                   57.5  %        55.7  %     56.6  %
         Service and support                     35.4           37.8        37.3
         Other                                    7.1            6.5         6.1
                                             ----------     ----------     ------
            Total revenue                       100.0          100.0       100.0
       Gross profit                              65.6           62.8        65.2
       Operating expenses
         Sales and marketing                     22.4           21.6        21.2
         Product development                     17.5           15.9        17.7
         General and administrative              11.7           11.4         9.1
         Amortization of intangibles              1.4            1.7         1.7
         Acquired in-process research
           and development and other charges      3.1             --        13.4
                                             ----------     ----------     ------
            Total operating expenses             56.1           50.6        63.1
                                             ----------     ----------     ------
       Income from operations                     9.5  (1)      12.2         2.1  (1)

       Non-operating expense                     (0.9)         (0.4)          --
                                             ----------     ----------     ------
       Income before income taxes                 8.6           11.8         2.1
       Provision for income taxes                 4.0            5.4         1.9
       Preferred stock dividend                   0.1            0.1         0.2
                                             ==========     ==========     ======
       Net income applicable to common            4.5  %(1)      6.3  %       --  %(1)
       shareholders
                                             ==========     ==========     ======

(1)Excluding the impact of acquired in-process research and development and other charges, income from operations as a percentage of revenue in 1998 and 1996 would have been 12.7% and 15.5%, respectively, and net income applicable to common shareholders in 1998 and 1996 would have been 6.8% and 8.5%, respectively.

The following table sets forth percentage changes period over period in the statements of income data of the Company:


                                             1998 Over            1997 Over
                                               1997                 1996
                                            -----------         -----------
      Revenue
        Software license fees                      21.6 %              19.3 %
        Service and support                        10.5                23.0
        Other                                      29.0                28.1
                                                -------             -------
          Total revenue                            17.9                21.2
      Gross profit                                 23.2                16.6
      Operating expenses
        Sales and marketing                        22.2                23.4
        Product development                        29.1                 8.8
        General and administrative                 21.2                52.3
         In-process R&D and other charges         100.0              (100.0)
                                                -------             -------
          Total operating expenses                 30.6 (1)            (2.8)(1)
                                                -------             -------
      Income from operations                       (7.2)(1)           599.0 (1)
      Non-operating expense                       211.6            (1,439.0)
                                                -------             -------
      Income before income taxes                  (13.3)              570.0
      Provision for income taxes                  (10.9)              235.0
                                                -------             -------
      Net income applicable to common
         shareholders                             (15.7)%(1)             NM %(1)(2)
                                                =======             =======

(1)Excluding the impact of acquired in-process research and development and other charges, income from operations would have increased 22.9% in 1998 from 1997 and would have decreased 5.0% in 1997 from 1996, and net income applicable to common shareholders would have increased 27.5% in 1998 from 1997 and would have decreased 10.1% in 1997 from 1996.

(2) Not meaningful.

REVENUE

Total revenue increased $13.0 million, or 17.9%, to $85.6 million in 1998 from $72.6 million in 1997. Total revenue increased $12.7 million, or 21.2%, in 1997 from $59.9 million in 1996.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $8.7 million, or 21.6%, to $49.2 million in 1998 compared to $40.5 million in 1997. The increase was led by Laser Pro lending suite products, mortgage products, connectivity products and Deposit Pro, and was offset in part by declines in Encore! branch automation and home banking revenues. Revenues from 1997 also included results from the Company's RPxpress! remittance processing division, which was sold in September 1997. Software license fees increased $6.6 million, or 19.3%, in 1997 from $33.9 million in 1996. The increase was led by lending products and Encore! branch automation products, and was offset in part by declines in home banking and call center product revenues. No significant price changes for software products occurred during the periods presented.

PERCENTAGE OF SOFTWARE LICENSE FEES


                                      Years Ended December 31,
                              ---------------------------------------
                                   1998           1997         1996
                              -----------    -----------   ----------
Lending Products                     63  %          55  %        45  %
Retail Delivery Products             32             42           50
Connectivity Products                 5              3            5
                              ===========    ===========   ==========
Total                               100  %         100  %       100  %
                              ===========    ===========   ==========

      LENDING PRODUCTS. Lending products license revenue increased $8.8 million, or 39.9%, to $31.0 million in 1998 compared to $22.2 million in 1997. The increase resulted primarily from sales of Laser Pro Closing (particularly of the Company's Windows-based product), Laser Pro Mortgage and customization. Sales of fisCAL Analyzer and fisCAL Online declined substantially in 1998. The Company is not actively marketing the current fisCAL products and wrote off the remaining goodwill associated with the products in 1998. The Company simultaneously accrued for related severance costs calculated in accordance with pre-existing employment agreements. See Note 1 of Notes to Consolidated Financial Statements. The Company intends to completely redesign the fisCAL products in the future.

Lending products license revenue increased $6.8 million, or 44.3%, in 1997 compared to $15.4 million in 1996. The increase resulted primarily from sales of Laser Pro Closing (particularly of the Company's Windows-based product to large banks), Laser Pro Mortgage and Laser Pro Application Manager.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online, Laser Pro Mortgage, Laser Pro SMarT and Laser Pro DocSMarT.

RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue decreased $1.3 million, or 7.7%, to $15.6 million in 1998 compared to $16.9 million in 1997. 1997 revenues included $0.7 million of RPxpress! sales that were not repeated in 1998. Increased revenues from Deposit Pro, Encore! Desktop and Flextran in 1998 were offset by decreased revenues from Encore! Teller, Encore! Platform, OnLine branch automation, Encore! Personal Branch and RPxpress!

      Retail delivery product license revenue decreased $0.2 million, or 1.2%, in 1997 compared to $17.1 million in 1996. Increased revenues from Encore! Teller and Encore! Platform products were offset by declines in revenues from OnLine branch automation products, Encore! Personal Branch, Deposit Pro, Encore! Call Center and Pro Active CRA. The declines in OnLine branch automation revenues in 1998 and 1997 reflect a decreased emphasis on the older DOS-based product and a transition to the Company's Windows-based Encore! branch automation products. Encore! Personal Branch revenues were adversely affected in 1997 as the Company transitioned the product from a UNIX to a Windows NT environment. The decrease in Deposit Pro revenues in 1997 reflects the one-time spike in demand when the Windows version of the product was released in mid-1996. Encore! Call Center revenues were adversely affected in 1997 when the product was substantially rewritten, and from the lack of an installed reference site. The decrease in retail delivery product license revenues in 1997 was also caused by the sale of the Company's RPxpress! remittance processing division in September 1997.

Retail  delivery  products  include  Encore!  Teller,  Encore!   Platform,
Flextran,   OnLine  branch  automation,   Deposit  Pro,  Encore!  Desktop,
Encore! Call Center, Encore! Personal Branch, Pro Active CRA and ACH.

      CONNECTIVITY PRODUCTS. Connectivity products license revenues increased $1.1 million, or 75.8%, to $2.5 million in 1998 from $1.4 million in each of 1997 and 1996. Revenues for these products are tied closely to the Company's sales of its various products to larger institutions and through third party host software providers. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

      HOST PROCESSOR PRODUCTS. In January 1999 CFI acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS provides back office ("host") data processing and related services to community banks and credit unions. No revenues from host processor products are attributable to 1998, 1997 or 1996.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's customers subscribe to its support services, which require the payment of annual or quarterly maintenance fees. Service and support fees increased $2.9 million, or 10.5%, to $30.4 million in 1998 compared to $27.5 million in 1997. Service and support fees increased $5.1 million, or 22.8%, in 1997 compared to $22.4 million in 1996. These increases resulted primarily from increases in the installed base of the Company's products, by the Company's acquisition of new products and by an increase, effective in the fourth quarter of 1998, in service and support pricing for certain lending products.

OTHER REVENUE. Other revenue includes Vendor Payment Systems (VPS) processing fees, sales of preprinted forms and supplies and certain consulting revenue. Other revenue increased $1.4 million, or 29.0%, to $6.1 million in 1998 compared to $4.7 million in 1997. Other revenue increased $1.0 million, or 27.8%, in 1997 compared to 1996. The acquisition of VPS in April 1996 was the primary cause for the increase in dollars in 1997.

COST OF REVENUE

Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Cost of revenue increased $2.4 million, or 8.9%, to $29.4 million in 1998 compared to 1997. Cost of revenue increased $6.2 million, or 29.8%, to $27.0 million for 1997 compared to $20.8 million in 1996. Of the 1997 increase, $2.6 million resulted from additional amortization of software development costs. The remainder of the increase in 1997 and the increase in 1998 are primarily attributable to higher implementation costs associated with the growing number of large financial institution projects, additional personnel required to support the increased installed base of customers and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product line has expanded, the complexity and cost of providing high quality customer service and support has increased both in absolute dollars and as a percentage of revenue.

Software amortization was $2.6 million in 1998, $4.5 million in 1997 and $1.9 million in 1996. During 1998, 1997 and 1996 several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs that had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the MDI acquisition in October 1998 and the 1996 acquisitions. The increase in amortization costs in 1997 also resulted from accelerated amortization for certain products being replaced by new products or which management concluded were no longer technologically viable.

As a result of acquisitions, costs associated with royalty payments will increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in various acquisitions since June 1994. In addition, the Company is obligated to pay
MicroBilt Corporation a fixed amount per OnLine customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

The Company's gross margin was 65.6%, 62.8% and 65.2% in 1998, 1997 and 1996, respectively. The increase in 1998 is primarily attributable to lower software amortization than in 1997 and from improved implementation efficiencies. The decline in gross margin from 1996 to 1997 is primarily attributable to three factors: increased software amortization, a shift in product mix to more projects and increased royalty expenses for products acquired through acquisitions. The Company expects all three factors to continue in future periods, which may continue to adversely affect gross margin. In particular, software amortization is expected to increase in 1999 compared to 1998.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $19.2 million, or 22.4% of revenue, in 1998 compared to 1997. Sales and marketing expenses increased to $15.7 million, or 21.6% of revenue, in 1997 compared to $12.7 million, or 21.2% of revenue, in 1996. The increases in dollar amount in 1998 and 1997 resulted from increased commissions associated with increased revenues, salary increases, additional personnel and higher advertising costs.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses were $14.9 million, or 17.4% of revenue, in 1998, $11.5 million, or 15.9% of revenue, in 1997 and $10.6 million, or 17.7% of revenue, in 1996. Increases in dollar amount of product development expenses were largely the result of increased staffing in the development areas of the Company, additional costs for integrating acquired products and accelerating development of the Company's home banking products.

Product development expenses in each of 1998, 1997 and 1996 were offset in part by capitalization of software development efforts. The company capitalized $1.0 million of software development costs in 1998, $5.0 million in 1997 and $5.2 million in 1996. Capitalized software development costs, net of accumulated amortization, were $8.3 million as of

December 31, 1998 compared to $9.9 million as of December 31, 1997. The Company believes that the current development cycle for its compliance-related products, which typically have relatively long lives, was completed in the second quarter of 1998 and, accordingly, there should be a significant reduction in the capitalization of software development costs in future periods. No software development costs were capitalized in the third or fourth quarters of 1998. The Company anticipates that its capitalized software development costs existing as of December 31, 1998 will be fully amortized over the next four years.

The Company will continue to commit significant resources to product development efforts. The Company anticipates that with the completion of the current development cycle of its compliance-related products, and the consequent reduction in capitalization of costs, product development cost will have a material adverse effect in future periods on operating margin and net income.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $10.0 million, or 11.7% of revenue in 1998, $8.3 million, or 11.4% of revenue in 1997, and $5.4 million, or 9.0% of revenue, in 1996. The increases in dollar amounts in 1998 and 1997 are due principally to additional systems and infrastructure costs necessary to accommodate revenue growth. The increase in dollar amount in 1997 was also due to increased bad debt expense. Consolidation of the general and administrative functions of the companies acquired in April 1996 was the principal reason for the relatively low level of these expenses as a percentage of revenue in 1996.

AMORTIZATION OF INTANGIBLES

Intangibles include acquisition payments assigned to goodwill, noncompetition agreements and customer lists. These costs are amortized over periods ranging from five to seven years. Amortization of intangibles was $1.2 million, $1.3 million and $1.0 million in 1998, 1997 and 1996, respectively.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES

In connection with its acquisition of the assets of Mortgage Dynamics, Inc. in October 1998, the Company recorded a pretax charge of $1.0 million for research and development efforts in process at the date of the acquisition. In the fourth quarter of 1998 the Company also recorded aggregate other pretax charges of $2.0 million consisting of the present value of the remaining liability for certain leased office space the Company ceased using, the remaining goodwill associated with the fisCAL credit analysis products and related severance costs, and the Company's initial investment in Lori Mae. See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

In connection with its acquisitions of six companies in April 1996, the Company recorded pretax charges of $8.0 million in the second quarter of 1996 for research and development efforts in process at the date of acquisition.

The values assigned to the in-process research and development efforts were determined by independent appraisals and represent those efforts in process at the dates of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. At

December 31, 1998 the Company believes that acquired in-process research and development efforts related to the acquisitions will result in commercially viable products during 1999 at an additional cost of approximately $350,000.

INCOME FROM OPERATIONS

Income from operations in 1998 was $8.2 million, or 9.6% of revenue, compared to $8.8 million, or 12.2% of revenue, in 1997 and $1.3 million, or 2.1% of revenue, in 1996. Excluding the impact of the $2.6 million charge in the fourth quarter of 1998 and of the $8.0 million charge in the second quarter of 1996, operating income would have been $10.8 million, or 12.7% of revenue, in 1998 and $9.3 million, or 15.5% of revenue, in 1996.

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense), which consists primarily of interest income and expense, was a net expense of $0.7 million in 1998 compared to a net expense of $0.3 million in 1997 and net non-operating income of $18,000 in 1996. Non-operating expense in 1998 included a $0.4 million charge representing CFI's initial investment in Lori Mae. See Note 1 of Notes to Consolidated Financial Statements. Interest paid on outstanding balances under the Company's bank line of credit was the principal cause of the net expense in 1997.

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

PROVISION FOR INCOME TAXES

The effective tax rate for 1998 was 44.3% compared to 45.5% in 1997 and 43.0% in 1996, excluding the effect of $3.0 million in pretax charges in 1998 and $8.0 million in pretax charges resulting from the April 1996 acquisitions. The difference between federal and state statutory tax rates and the Company's effective tax rates in 1998, 1997 and 1996 results primarily from increased amortization of nondeductible intangibles related to acquisitions.

QUARTERLY RESULTS

The  Company  has  experienced,   and  expects  in  the  future  to  experience,
significant quarterly fluctuations in its results of operations. These fluctuations may be caused by various factors, including, among others: the size and timing of product orders and shipments; the timing and market acceptance of new products and product enhancements introduced by the Company and its competitors; the Company's product mix, including expenses of implementation and royalties related to certain products; the timing of the Company's completion of work under contracts accounted for under the percentage of completion method; customer order deferrals in anticipation of new products; aspects of the customers' purchasing process, including the evaluation, decision-making and acceptance of products within the customers' organizations; the sales process for the Company's products, including the complexity of customer implementation of the Company's products; the number of working days in a quarter; federal and state regulatory events, including regulatory requirements for financial institutions with respect to the Year 2000; competitive pricing pressures; technological changes in hardware platform, networking or communication technology; changes in Company personnel; the timing of the Company's operating expenditures; specific economic conditions in the financial services industry and general economic conditions.

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

YEAR 2000

The Year 2000 issue identifies problems that may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the upcoming century change in the Year 2000. In addition, the Year 2000 is a special-case leap year, and some programs may drop February 29th from their internal calendars. Likewise, other dates may present problems because of the way the digits are interpreted. Because the Company's business is based on the licensing of applications software, the Company's business would be impacted if its products or its internal systems experience problems associated with the century change. This issue also potentially affects the internal software systems used by the Company in its operations.

The Company has completed its survey of internal computer systems, as well as critical third party software and systems used by the Company, regarding Year 2000 compliance status. The scope of the Year 2000 readiness effort included addressing (i) information technology such as software and hardware, (ii) non-information systems or embedded technology contained in various equipment, safety systems, facilities and utilities and (iii) readiness of mission critical third-party suppliers. The Company has communicated with its significant suppliers and vendors to understand their ability to continue providing services and products through the millenium change and to determine the extent to which the Company may be vulnerable in the event of a failure by them or their services and products. With respect to mission critical systems, the Company sought statements of compliance from each vendor either through direct response or by reference to information posted on an electronic bulletin board or in a government database.

INTERNAL SYSTEMS. Some of the computer programs and systems used by the Company require date-sensitive information to accurately and adequately process information critical to the Company's business. Inaccuracies or other errors in this information could have a material, adverse effect on the Company's business. Furthermore, non-compliance in these programs could cause a system failure or interruption, either of which could also materially adversely affect the Company. In addition to computer software, some machines and devices used by the Company and others may contain embedded technology that is not Year 2000 compliant, which could result in a malfunction or failure of such devices.

The review and assessment of the Company's internal systems is complete. The Company's internal accounting system, including those components used for the Company's invoicing and bill payment, has been evaluated by the vendor and has been represented to be Year 2000 compliant. Nevertheless, the Company will conduct its own tests in the first half of 1999. Furthermore, the Company plans to routinely backup its financial data through the end of 1999 and will develop a contingency plan with respect to the accounting system in the second half of 1999. The Company anticipates that its customer support and call tracking system will be Year 2000 compliant after installation of an update scheduled to occur in the second quarter of 1999. The cost of the update is estimated to be immaterial.

The Company completed the survey of its software vendors in the fourth quarter of 1998. The bulk of the Company's vendors have already provided compliant versions of their software. The Company continues to monitor all material third party software not indicated to be Year 2000 compliant and believes that few vendors, if any, will not provide compliant versions by the middle of 1999.

The Company has received representations that its phone and voice mail systems became Year 2000 compliant through upgrades completed during the first quarter of 1999. As to its phone service providers, the Company has offices located at 10 disparate geographical locations all served by different local phone service providers and the Company contracts with two long distance carriers. Consequently, the Company can shift telecommunications through any of these locations should any other location be down. Further, neither the Company's base software nor updates are provided exclusively via downloading. Virtually all of the Company's base software and updates are provided to customers through magnetic media.

Based on information gathered to date, the Company is not presently aware of any Year 2000 issue that could materially affect the Company's operations, either self-originated or caused by third-party service vendors or providers. Management believes that all mission critical systems will be compliant by the Year 2000. Nevertheless, there can be no assurance that the Company will not experience some operating difficulties as a result of Year 2000 issues. If they occur, these difficulties could require the Company to incur unanticipated costs to remedy the problems and, either individually or collectively, have a material adverse effect on the Company's business operations and financial results. The Company has not yet determined the cost of completing its investigation or the cost of any modification or remediation that may be required to correct Year 2000 issues. Costs incurred to date to assess Year 2000 issues have not been significant and have been funded through operating cash flows. The Company intends to develop contingency plans for its significant systems that can be implemented on or after January 1, 2000 in the event of a system failure resulting from the century change.

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

Concern over Year 2000 issues is permeating the financial services industry, and management expects that the resolution of these concerns will likely absorb a substantial portion of financial institution information technology budgets and attention in the near term (with an associated decreased focus on other business initiatives, including purchase decisions with respect to the Company's software). Year 2000 issues faced by its customers could materially and adversely affect the Company's operations and financial results through the Year 2000.

The Federal Financial Institutions Examination Council (the "FFIEC") has issued a series of Statements beginning in June 1996 requiring that the various financial institutions regulated by FFIEC member agencies provide assurance that they will be capable of conducting business as usual in 2000 and into the 21st century. To this end, and among other obligations, each institution is required to survey its systems and operations (including software and vendor supplied services), determine any deficiencies, remediate to correct deficiencies, test mission critical third party software and services to confirm their Year 2000 readiness after remediation, and develop contingency plans against the event that a mission critical item, service or process fails to be Year 2000 compliant. Further information on the FFIEC mandate and related matters can be found at the FFIEC's website, www.ffiec.gov/y2k. In support of its customers' obligations resulting from the FFEIC's Statements, the Company has made the Year 2000 issue a significant priority and assigned a task force with responsibility for an ongoing effort to minimize Year 2000-related risks relative to the Company's products.

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

For standard products that will continue to be offered, but are not currently Year 2000 compliant, the Company has developed and executed a plan for resolving such compliance-related issues.

Remediation was substantially completed during 1998. A matrix describing the Company's product compliance (including a comprehensive definition to determine such compliance) has been communicated to the Company's customers and is available for review on the Company's website. The financial impact of making the required changes to the software programs is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company acquired substantially all of the assets of MCS in January 1999. Although MCS's BankServ product has been certified as Year 2000 compliant, none of the products of MCS are included in the foregoing discussion. The Company intends to complete its Year 2000 review of the MCS products during the first quarter of 1999 consistent with the standards established for the Company's other products.

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

MARKET RISK

The Company has not entered into derivative financial instruments. The Company may be exposed to future interest rate changes on its debt. The Company does not believe that a hypothetical 10 percent change in interest rates would have a material effect on the Company's cashflow.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased $9.8 million to $17.0 million at December 31, 1998 from $7.2 million at December 31, 1997. The increase resulted principally from enhanced efforts by the Company to improve cash collections, and from a net reduction in short-term debt of $5.3 million and an increase in long-term debt of $4.0 million in connection with a renegotiation of the Company's bank line of credit facility.

Net cash provided by operations was $11.0 million in 1998 compared to $5.4 million in 1997. The increase was principally due to a charge for acquired research and development efforts and other charges taken in 1998, decreased net accounts receivable and prepaid expenses, and increased customer deposits. These changes were offset in part by decreases in deferred revenues, depreciation and amortization, deferred income taxes and income taxes payable.

Net cash used in investing activities in 1998 was $6.1 million compared to $7.9 million in 1997, due primarily to the reduction in capitalization of software development costs in 1998 and offset in part by cash paid for the MDI acquisition. Expenditures for property and equipment of $1.7 million in 1998 were primarily attributable to investments in infrastructure necessary to accommodate the Company's growth.

Net cash used in financing activities of $1.3 million in 1998 resulted principally from a total of $2.0 million of repayment on the Company's bank line of credit facility and on acquisition-related debt. These payments were offset in part by $0.8 million in proceeds from issuance of common stock, primarily upon exercise of stock options.

The Company's project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable at December 31, 1998 were $7.6 million, or 25.8% of total accounts receivable, compared to $3.8 million, or 11.9% of total accounts receivable, at December 31, 1997. Days sales outstanding (DSOs) in accounts receivable, including both billed and unbilled accounts receivable, decreased to 108 days at December 31, 1998, from 136 days at December 31, 1997, primarily because the Company issued certain annual maintenance invoices in January 1999 instead of December 1998. Historically, the Company had issued such invoices in late December each year. DSOs at December 31, 1997, excluding the distorting impact of annual maintenance invoices, were 106 days. The shift in the timing of issuing annual maintenance invoices is also primarily responsible for the decreases in accounts receivable and deferred revenues at December 31, 1998 compared to December 31, 1997.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving bank line of credit of up to the lesser of $10.0 million or 50% of accounts receivable, of which $6.0 million was available at December 31, 1998. The line of credit expires May 1, 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions Proposal 1. Election of Directors, Members of the Board of Directors Continuing in Office, Non-Director Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information  required  by  this  item  is  included  under  the  captions  Board
Compensation, Executive Compensation, Employment Contracts, Termination of Employment and Change-in-Control Arrangements and Report of the Compensation Committee in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption Certain Relationships and Related Transactions in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

                                                              Page

Report of Independent Public Accountants                       F-1

Consolidated Balance Sheets - December 31, 1998 and 1997       F-2

Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996                             F-3

Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996                 F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                             F-5

Notes to Consolidated Financial Statements                     F-6

The following schedule and report thereon is filed herewith:

Report of Independent Public Accountants on Financial
Statement Schedule                                            F-23

Schedule II       Valuation and Qualifying Accounts           F-24

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Number       Description
----------   -------------------------------------------------------------------

2.1 Stock Purchase and Sale Agreement dated November 21, 1995, among CFI ProServices, Inc., Culverin Corporation, Eric T. Wagner, John
             M. Loveless,  David Steffens and Douglas Teets  previously filed as
             Exhibit 2.1 to the Current  Report on Form 8-K dated  November  21,
             1995 and as filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

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

2.4 Asset Purchase and Sale Agreement, effective January 1, 1999, by and among Modern Computer Systems, Inc., other affiliated corporations, their shareholder and CFI ProServices, Inc. previously filed as Exhibit 2.1 with the Company's Form 8-K dated February 10, 1999 and as filed with the Securities and Exchange Commission on February 10, 1999 and incorporated herein by reference.

3.1 Registrant's Amended and Restated Articles of Incorporation previously filed as Exhibit 3(i)(a) to the Registration Statement on Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on June 23, 1993 and incorporated herein by reference.

3.2 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective June 28, 1993) - previously filed as
             Exhibit 3(i)(b) to the Registration Statement on Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein by reference.

3.3 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective July 26, 1993) - previously filed as
             Exhibit 3(i)(c) to the Registration Statement on Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

3.4          Registrant's  Amended and  Restated  Bylaws -  previously  filed as
             Exhibit 3(ii) to the Registration Statement on Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

Number       Description
----------   -------------------------------------------------------------------

10.1* Nonqualified Stock Option Plan dated October 15, 1993 previously filed as Exhibit 99.10 to the Registration Statement on Form S-8 (Registration No. 33-70506), as filed with the Securities and Exchange Commission on October 19, 1993 and incorporated herein by reference.

10.2* Registrant's Outside Director Compensation and Stock Option Plan previously filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

10.3*        Registrant's   Standardized   Regional  Prototype  401(k)  Cash  or
             Deferred Savings Plan and Trust, adopted December 1, 1994 previously filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995 and as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

10.4 Legal Services Agreement for the State of Louisiana effective March 13, 1986 between the Company and McGlinchey, Stafford, Mintz, Cellini & Lang, a Louisiana professional law corporation (confidential treatment requested) - previously filed as Exhibit
             10.25 to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein by reference.

10.5         1994 Employee  Stock  Purchase  Plan - previously  filed as Exhibit
             10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.6* 1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 99.13 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 1, 1995 and incorporated herein by reference.

10.7*        First Amendment to 1995 Consolidated and Restated Stock Option Plan
             - previously filed as Exhibit 9.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about September 4, 1996 and incorporated herein by reference.

10.8 Office Lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company - previously filed as Exhibit
             10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

10.9 First amendment, dated July 8, 1996, to office lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company - previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 27, 1997 and is incorporated herein by reference.

10.10 Second amendment, dated January 11, 1999, to office lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company.

Number       Description
----------   ---------------------------------------------------------------

10.11* Employment and Noncompetition Agreement dated November 21, 1995 between CFI ProServices, Inc. and Eric T. Wagner previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

10.12 Business Loan Agreement (Revolving Line of Credit) dated November 8, 1995 between CFI ProServices, Inc. and Bank of America, Oregon previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

10.13 Amendment No. 1, dated May 17, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.7 to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 13, 1996 and incorporated herein by reference.

10.14 Amendment No. 2, dated July 1, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.8 to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 1996 as filed with the Securities and Exchange Commission on August 13, 1996 and incorporated herein by reference.

10.15 Amendment No. 3, dated September 24, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10 to the Company's quarterly report of Form 10-Q for the quarter ended September 30, 1996 as filed with the Securities and Exchange Commission on November 14, 1996 and incorporated herein by reference.

10.16 Amendment No. 4, dated November 21, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.1 to the Company's Registration Statement No. 333-15505 on Form S-3 as filed with the Securities and Exchange Commission on January 27, 1997 and incorporated herein by reference.

10.17 Amendment No. 5, dated December 31, 1996, to Business Loan Agreement dated November 8, 1995 - previously filed as Exhibit 10.2 to the Company's Registration Statement No. 333-15505 on Form S-3 as filed with the Securities and Exchange Commission on January 27, 1997 and incorporated herein by reference.

10.18 Amendment No. 6, dated March 1, 1997, to Business Loan Agreement dated November 8, 1995 - previously filed as exhibit 10.41 with the Company's Form 10-K for the year ended December 31, 1996 and as filed with the Securities and Exchange Commission on March 21, 1997 and incorporated herein by reference.

10.19 Amendment No. 7 dated June 1, 1997, to business loan agreement dated November 8, 1995 - previously filed with the Company's Form 10-Q for the quarter ended June 30, 1997, as filed with the Securities and Exchange Commission on August 13, 1997, and is incorporated herein by reference.

Number       Description
----------   ---------------------------------------------------------------

10.20 Amendment No. 8 dated March 31, 1998, to business loan agreement dated November 8, 1995 - previously filed with the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 5, 1998, and is incorporated herein by reference.

10.21 Amendment No. 9 dated April 30, 1998, to business loan agreement dated November 8, 1995 - previously filed with the Company's Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 5,1998, and is incorporated herein by reference.

10.22*       Form of Executive Retention Agreement - previously filed as Exhibit
             10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1994 and incorporated herein by reference.


21           Subsidiaries of the Registrant

23           Consent of Arthur Andersen LLP

27           Financial Data Schedule

------------------
*Mangement contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999
                              CFI PROSERVICES, INC.

                                    By: /s/ MATTHEW W. CHAPMAN
                                        ----------------------
                                        Matthew W. Chapman
                                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.

Signature                          Title
---------                          -----

/s/ MATTHEW W. CHAPMAN             Chairman and Chief Executive Officer
----------------------             (Principal Executive Officer)
Matthew W. Chapman


/s/ ROBERT P. CHAMNESS             Director, President and Chief
----------------------               Operating Officer
Robert P. Chamness


/s/ KURT W. RUTTUM                 Vice President and Chief Financial Officer
----------------------             (Principal Financial and Accounting Officer)
Kurt W. Ruttum


/s/ ROBERT T. JETT                 Director, Executive Vice President and
----------------------               Secretary
Robert T. Jett


/s/ J. KENNETH BRODY               Director
----------------------
J. Kenneth Brody


/s/ LORRAINE O. LEGG               Director
----------------------
Lorraine O. Legg


/s/ ERAN S. ASHANY                 Director
----------------------
Eran S. Ashany


/s/ FRANK E. BRAWNER               Director
----------------------
Frank E. Brawner


/s/ L. B. DAY                      Director
----------------------
L. B. Day

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of CFI ProServices, Inc.

We have audited the accompanying consolidated balance sheets of CFI ProServices, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFI ProServices, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                                                          ARTHUR ANDERSEN LLP



Portland, Oregon
January 22, 1999

                             CFI PROSERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            December 31,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
ASSETS
Current Assets:
  Cash and cash equivalents                            $   3,589    $      20
  Investments                                                206            -
  Receivables, net of allowances of $2,600 and $2,880     29,701       32,059
  Inventory                                                  249          297
  Deferred tax asset                                       1,341        1,307
  Prepaid expenses and other current assets                1,604        1,928
                                                        --------     --------
          Total Current Assets                            36,690       35,611

Property and Equipment, net of accumulated
  depreciation of $9,947 and $7,855                        4,534        5,211
Software Development Costs, net of accumulated
  amortization of $3,368 and $735                          8,277        9,856
Purchased Software Costs, net of accumulated
  amortization of $19                                        211            -
Other Intangibles, net of accumulated amortization
  of $4,763 and $3,227                                     6,190        5,689
Other Assets, including deferred taxes                       879        1,175
                                                        --------     --------
          Total Assets                                 $  56,781    $  57,542
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $   1,986    $   2,119
  Accrued expenses                                         8,017        5,362
  Deferred revenues                                        5,300       12,498
  Customer deposits                                        3,681        1,715
  Bank line of credit                                          -        5,310
  Current portion of long-term debt                          261          295
  Income taxes payable                                       473        1,125
                                                        --------     --------
          Total Current Liabilities                       19,718       28,424

Deferred Tax Liability                                         -          197
Commitments and Contingencies
Long-Term Debt, less current portion                       5,693        2,232
                                                        --------     --------
          Total Liabilities                               25,411       30,853

Mandatory Redeemable Class A Preferred Stock                 738          746

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares
authorized, none issued and outstanding                        -            -
  Common stock, no par value, 10,000,000
    shares authorized and 5,032,977 and 4,925,423
    shares issued and outstanding                         19,689       18,865
  Retained earnings                                       10,943        7,078
                                                        --------     --------
          Total Shareholders' Equity                      30,632       25,943
                                                        --------     --------
          Total Liabilities and Shareholders' Equity   $  56,781   $   57,542
                                                        ========     ========


              The accompanying notes are an integral part of these consolidated balance sheets.


                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                               Years Ended December 31,
                                              ---------------------------
                                               1998       1997      1996
                                              ------     ------    ------
REVENUE
  Software license fees                    $  49,202  $  40,475 $  33,935
  Service and Support                         30,352     27,466    22,336
  Other                                        6,076      4,708     3,676
                                              ------     ------    ------
          Total Revenue                       85,630     72,649    59,947

COST OF REVENUE                               29,423     27,041    20,844
                                              ------     ------    ------
          Gross Profit                        56,207     45,608    39,103

OPERATING EXPENSES
  Sales and marketing                         19,204     15,709    12,725
  Product development                         14,913     11,549    10,615
  General and administrative                  10,012      8,263     5,425
  Amortization of intangibles                  1,228      1,259     1,045
  Acquired in-process research and
     development and other charges             2,661          -     8,030
                                              ------     ------    ------
          Total Operating Expenses            48,018     36,780    37,840
                                              ------     ------    ------
          Income From Operations               8,189      8,828     1,263

NON-OPERATING INCOME (EXPENSE)
  Interest expense                              (454)      (456)     (251)
  Interest income                                295        170       271
  Canceled stock offering costs                    -       (487)        -
  Gain on sale of operating division               -        628         -
  Equity in losses attributable to joint
     venture                                    (670)      (148)        -
  Other, net                                      83         52       (2)
                                              ------     ------    ------
          Total Non-operating Income
               (Expense)                        (746)      (241)       18
                                              ------     ------    ------
INCOME BEFORE PROVISION FOR INCOME TAXES       7,443      8,587     1,281
PROVISION FOR INCOME TAXES                     3,483      3,907     1,167
                                              ------     ------    ------
NET INCOME                                     3,960      4,680       114
PREFERRED STOCK DIVIDEND                          95         95        97
                                              ------     ------    ------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDERS                      $   3,865  $   4,585 $      17
                                              ======     ======    ======
BASIC NET INCOME PER SHARE                 $    0.77  $    0.93 $       -
                                              ======     ======    ======
DILUTED NET INCOME PER SHARE               $    0.75  $    0.90 $       -
                                              ======     ======    ======


The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS'S EQUITY
                             (Dollars in thousands)


                                             Common Stock
                                         -------------------     Retained
                                          Shares      Amount     Earnings     Total
                                        ---------    --------    --------    -------
BALANCES, DECEMBER 31, 1995           $ 4,496,136   $  15,693    $  2,476   $ 18,169
       Issuance of Common Stock           328,837       1,420          -       1,420
       Tax benefits from stock
         transactions                           -         632          -         632
       Net income applicable to common
         shareholders                           -           -          17         17
                                        ---------    --------    --------    -------

BALANCES, DECEMBER 31, 1996             4,824,973      17,745       2,493     20,238
       Issuance of Common Stock           100,450         724           -        724
       Tax benefits from stock
         transactions                           -         396           -        396
       Net income applicable to common
         shareholders                           -           -       4,585      4,585
                                        ---------    --------    --------    -------

BALANCES, DECEMBER 31, 1997             4,925,423      18,865       7,078     25,943
       Issuance of Common Stock           107,554         768           -        768
       Tax benefits from stock
         transactions                           -          56           -         56
       Net income applicable to common
         shareholders                           -           -       3,865      3,865
                                        ---------    --------    --------    -------

BALANCES, DECEMBER 31, 1998           $ 5,032,977   $  19,689   $  10,943  $ 30,632
                                        =========     =======     =======    ======

The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Years Ended December 31,
                                                          -------------------------
                                                           1998     1997      1996
                                                          ------   ------    ------
Cash  flows from operating activities:
   Net income applicable to common shareholders         $  3,865  $ 4,585   $    17
   Adjustments to reconcile net income applicable to
     common shareholders to cash provided by operating
     activities:
         Depreciation and amortization                     6,805    8,540     4,731
         Write-off of in-process research and
          development and other charges                    2,661        -     8,030
         Gain on sale of property and equipment                -        -       (10)
         Gain on sale of operating division                    -     (628)        -
         Deferred income taxes                              (586)      87    (1,328)
         Interest accreted on mandatory redeemable
          preferred stock                                     95       95        97
         Interest accreted on note payable                    93       93         -
         Gain on sale of equity/debt investments               -        -      (156)
   Equity in losses attributable to joint venture            670      148         -
   (Increase) decrease in assets, net of effects from
           purchase of businesses:
            Receivables, net                               2,749   (9,135)  ( 6,580)
            Income taxes receivable                            -        -       229
            Inventories, net                                  48     (141)       59
            Prepaid expenses and other assets                612     (269)     (325)
   Increase(decrease)   in   liabilities,   net  of  effects  from  purchase  of
           businesses:
            Drafts payable                                     -     (425)      425
            Accounts payable                                (133)    (765)    1,167
            Accrued expenses                                  52   (1,186)    2,079
            Deferred revenues                             (7,307)   2,053     2,069
            Customer deposits                              1,966      846      (609)
            Other current liabilities                          -        -      (338)
            Income taxes payable                            (596)   1,475       678
                                                          ------   ------    ------
               Net cash provided by operating
                    activities                            10,994    5,373    10,235

Cash flows from investing activities:
   Expenditures for property and equipment                (1,680)   (2,713)  (2,721)
   Software development costs capitalized                 (1,054)   (4,994   (5,204)
   Investment in joint venture                              (304)     (322)       -
   Purchase of investments                                  (206)       -         -
   Proceeds from sale/maturity of investments                  -        -     2,982
   Issuance of note receivable                              (391)       -         -
   Proceeds from long-term note receivable                   189        -         -
   Proceeds from sale of operating division                    -       87         -
   Proceeds from sale of property and equipment                -        -        19
   Cash paid for acquisition of Mortgage Dynamics, Inc.   (2,668)       -         -
   Cash paid for acquisition of OnLine and COIN
     Division, net of cash received                            -        -    (2,277)
   Cash paid for acquisition of Input Creations, Inc.          -        -    (2,107)
   Cash paid for other acquisitions                            -        -      (812)
   Other assets                                                -        -         8
                                                          ------   ------    ------
               Net cash used in investing activities      (6,114)  (7,942)  (10,112)

Cash flows from financing activities:
   Net proceeds from (payments on) line of credit         (1,310)   3,719     1,591
   Payments on notes payable                                   -        -    (7,280)
   Payments on long-term debt                               (666)  (1,751)     (328)
   Payments on mandatory redeemable preferred stock         (103)    (103)     (104)
   Proceeds from issuance of common stock                    768      724     1,154
                                                          ------   ------    ------
               Net cash provided by (used in)
                    financing activities                  (1,311)   2,589    (4,967)
                                                          ------   ------    ------
Increase (decrease) in cash and cash equivalents           3,569       20    (4,844)

Cash and cash equivalents:
   Beginning of period                                        20        -     4,844
                                                          ------   ------    ------
   End of period                                        $  3,589  $    20   $     -
                                                          ======   ======    ======

The accompanying notes are an integral part of these consolidated statements.

                            CFI PROSERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF CONSOLIDATION
Effective December 31, 1997, the Company's wholly owned subsidiaries (other than The Genesys Solutions Group, Inc. (Genesys) and Vendor Payment Systems, Inc.
(VPS)) were dissolved and their assets were distributed to the Company. Genesys is an inactive subsidiary and its assets were distributed to the Company effective December 31, 1997. Genesys was dissolved in 1998.

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries: Genesys, Texas/Southwest Technology Group, Inc., Culverin Corporation, OnLine Financial Systems, Inc., COIN Banking Systems, Inc., and VPS. All intercompany transactions and balances have been eliminated. A cash investment in VPS was included in other assets and was accounted for using the equity method until April 1996 when the Company purchased the remaining outstanding VPS common stock. The Company made certain acquisitions in April 1996 and October 1998 (see Note 2). These acquisitions have been included in the consolidated financial statements since the date of acquisition.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and short-term investments with maturity dates of three months or less at the time of acquisition.

INVESTMENTS
Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires the Company to classify and account for its security investments as trading securities, securities available for sale or securities held to maturity depending on the Company's intent to hold or trade the securities at time of purchase. Securities available for sale are stated on the balance sheet at their fair market value, which approximates cost. Securities held to maturity are stated at amortized cost. There were no unrealized holding gains or losses at December 31, 1998 and 1997. The Company uses the specific identification method for determining the cost to use in computing realized gains and losses.

                                                Years Ended December 31,
                                             --------------------------------
                                              1998        1997        1996
                                             --------   ---------   ---------
                                                     (In thousands)

Proceeds from sale of debt securities      $      --  $       --  $    2,982
Realized gains on sales of debt securities        --          --         156

INVENTORY
Inventory consists primarily of printed bank forms and supplies, and is stated at the lower of cost or market, with cost determined on the first-in, first-out
(FIFO) method.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the individual assets, which are three years for computer equipment and software, and five to seven years for furniture, fixtures and other equipment. Expenditures for repairs and maintenance are charged to current operations, and costs related to renewals and improvements that add significantly to the useful life of an asset are capitalized. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

SOFTWARE
The costs of internally developed software which meet the criteria in SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," are capitalized. These costs are amortized on a straight-line basis over estimated economic lives ranging from three to five years.

Purchased software is capitalized at cost and amortized on a straight-line basis over the estimated economic life of three years. Generally, contracts for purchased software require royalties to be paid based on revenues generated by the related software.

                                                Years Ended December 31,
                                            ---------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ---------
                                                     (In thousands)
Amortization of internally developed
  software                                   $ 2,633     $ 3,465     $ 1,194
Amortization of purchased software                19       1,079         693

During 1998, 1997 and 1996 several software development projects reached commercial feasibility. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1998 and 1996 acquisitions. The increase in amortization costs in 1997 also resulted from accelerated amortization for certain products being replaced by new products or which management concluded were no longer technologically viable.

INTANGIBLES
The Company's intangibles consist primarily of amounts paid for goodwill, noncompetition agreements and customer lists. These costs are amortized on a straight-line basis over estimated economic lives of five to seven years. The Company believes these useful lives are appropriate based on the factors influencing acquisition decisions. These factors include product life, profitability and general industry outlook. The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of intangibles, the Company recognizes an impairment loss in an amount necessary to write the intangibles down to fair value as determined by the expected discounted future cash flows. In 1998 the Company wrote off $877,000, reflecting the remaining goodwill associated with its fisCAL credit analysis products and related severance costs calculated in accordance with pre-existing employment contracts. These charges are included in the acquired in-process research and development and other charges in the Company's Statement of Income for 1998.

INVESTMENT IN JOINT VENTURE
In November  1997 the Company made a 50%  investment in Lori Mae,  L.L.C.  (Lori
Mae), a company designed to securitize small business loans originated by community banks. The Company uses the equity method to account for its investment in this joint venture. In 1998 the Company wrote off its initial investment in Lori Mae in the amount of $352,000 due to lack of acceptable market demand for Lori Mae's initial product. This charge, in addition to losses attributable to the joint venture, are included in equity in losses attributable to joint venture in the Company's Statement of Income for 1998. At December 31, 1998, the net investment in Lori Mae was $0.

REVENUE RECOGNITION
License revenues are derived from three kinds of transactions:

      o Licenses with no follow-on obligations on the part of the Company are recognized upon shipment.
      o Licenses which require installation and training by the Company prior to use are recognized upon completion of the installation and training.
      o Licenses which include significant amounts of tailoring and, occasionally, customization are recognized on a percentage of completion basis as the tailoring and customization are performed. Estimates of efforts to complete a project are used in the percentage of completion calculation. Due to the uncertainties inherent in these estimates, actual results could differ from those estimates.

If the license agreement obligates the Company to provide post-contract support at no additional cost to the customer, the revenue related to the post-contract support is recognized ratably over the support period. Returns and exchanges are infrequent and are recorded as reductions in license revenue when the obligation to accept the return or conduct the exchange becomes known.

Revenues for consulting, custom programming and training, where separately contracted for, are recognized as the related services are performed. Other revenues include sales of preprinted forms and font cartridges, which are recognized upon shipment. Amounts received in advance for service and support contracts are deferred and recognized ratably over the support period. Amounts in excess of invoiced minimums for service and support charges based on usage are estimated and recognized in the period in which usage occurs. Included in receivables at December 31, 1998 and 1997 are unbilled receivables of $7,697,000 and $3,824,000, respectively. These primarily relate to percentage of completion contracts and contracts with deferred payment terms.

During 1997 and 1998 Statements of Position (SOP) 97-2 and 98-9, "Software Revenue Recognition," were released and became effective for the Company for the year ended December 31, 1998. SOP 97-2 and SOP 98-9 did not have a material impact on the Company's financial statements.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes." This pronouncement requires deferred tax assets and liabilities to be valued using the enacted tax rates expected to be in effect when the temporary differences are recovered or settled.

ADVERTISING COST
Advertising costs are expensed as incurred. These costs were $1,406,000, $1,241,000 and $950,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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


Year Ended December 31,       1998                   1997                  1996
----------------------- --------------------   --------------------  --------------------
(In thousands, except
per share data)                      Per                    Per                    Per
                                     Share                  Share                  Share
Basic EPS              Income Shares Amount   Income Shares Amount   Income Shares Amount
---------              --------------------   --------------------   --------------------
Income available to
 common shareholders   $3,865 5,012 $ 0.77    $4,585 4,919 $ 0.93    $ 17   4,763 $ 0.00
                                     =====                  =====                  =====
Effect of Dilutive
 Securities
 Stock Options            -     155             -      205              -     349
                       --------------         -------------         -------------

Diluted EPS
-----------
Income available to
 common shareholders   $3,865 5,167 $ 0.75    $4,585 5,124 $ 0.90    $ 17   5,112 $ 0.00
                                     =====                  =====                  =====

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 787,184, 94,500 and 10,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

SUPPLEMENTARY CASH FLOW INFORMATION The Company made the following cash payments:

                                                     Years Ended December 31,
                                                     ------------------------
                                                     1998      1997     1996
                                                     ------   -------  ------
                                                          (In thousands)

Interest and preferred dividends                   $   554  $    517 $    148
Income taxes                                         4,751     2,294    1,597


Noncash investing and financing activities were as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                     1998     1997     1996
                                                     ------   ------   ------
                                                         (In thousands)
Tax benefit from exercise of nonqualified stock
  options                                          $    56  $   396  $   632
MicroBilt Financial Services Division
  acquisition (Note 2):
   Issuance of note payable                             --       --    3,500
Input Creations, Inc. acquisition (Note 2):
   Issuance of long term debt                           --       --    1,533
Other acquisitions (Note 2):
  Issuance of long term debt                            --       --    1,182
  Issuance of notes payable                             --       --    1,170
  Issuance of Common Stock                              --       --      266
Note  receivable  received  in  connection  with the
  sale of of remittance processing division             --      788       --
Increase in goodwill for accrued acquisition
  related  contingent royalties                      1,085    1,140       --
Decrease in goodwill and increase in deferred
     tax asset                                          --      389       --
   related to acquired net operating losses
Reclassification of bank line of credit to long      4,000       --       --
     term debt

RECLASSIFICATIONS
Certain reclassifications in the financial statements and notes have been made to prior year financial statements to conform with the current presentation.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. As net income and comprehensive income were identical in 1998, 1997 and 1996 SFAS No. 130 did not have an impact on the Company's financial statements.

SEGMENT REPORTING
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the Company to report certain information about operating segments. SFAS No. 131 became effective for the Company's year ended December 31, 1998. The Company provides integrated PC-based software to financial institutions for, among other things, use in branch automation, loan origination, new account opening and electronic banking. The Company classifies its products primarily as lending, retail delivery and connectivity. These products constitute the Company's suite of products and are sold to the same types of customer through similar distribution channels. Accordingly, the Company believes it operates in one segment. License revenues from lending, retail delivery and connectivity products were $31.0 million, $15.6 million and $2.5 million, respectively, in 1998, $22.2 million, $16.9 million and $1.4 million, respectively, in 1997, and $15.4 million, $17.1 million and $1.4 million, respectively, in 1996.

Virtually all of the Company's sales are made in the United States. The remaining sales are made to customers located in Latin America.

RECENT PRONOUNCEMENT
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for the Company's year ending December 31, 2000. The Company does not believe that SFAS No. 133 will have a material impact on its financial statements.

2.     ACQUISITIONS

In October 1998 the Company acquired substantially all of the assets of Mortgage Dynamics, Inc. (MDI). The acquisition was accounted for as a purchase. The purchase price was $2,668,000 in cash plus certain contingent royalties tied to future revenue production. In conjunction with this acquisition, the Company recorded approximately $1,518,000 of goodwill, which is being amortized ratably over a seven year period; $230,000 of purchased software, which is being amortized ratably over a three year period; and $991,000 of acquired in-process research and development, determined by independent appraisal, all of which was expensed in 1998. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. Pro forma results for 1998 and 1997 reflecting the MDI acquisition are not materially different from the Company's reported results for such years.

In April 1996 the Company acquired all of the capital stock of OnLine Financial Communication Systems, Inc. (OnLine) and COIN Banking Systems, Inc. (COIN) (formerly subsidiaries of MicroBilt Corporation), and substantially all of the assets of Input Creations, Inc. (Input), Pathways Software, Inc. (Pathways) and The Halcyon Group, Inc. (Halcyon). All of these acquisitions were accounted for as purchases. The combined purchase prices totaled approximately $13,600,000 plus certain contingent royalties tied to future revenue production or to software conversions. The $13,600,000 included $5,196,000 of cash, $7,385,000 in notes payable and other long-term liabilities, $266,000 of common stock and approximately $700,000 of other assumed liabilities. In conjunction with these acquisitions, the Company recorded approximately $4,300,000 of goodwill which is being amortized ratably over a seven year period and $8,030,000 of acquired in-process research and development, determined by independent appraisal, all of which was expensed in 1996. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase.

In November 1995 the Company acquired all of the outstanding common stock of Culverin Corporation (Culverin), a software company with headquarters in Dayton, Ohio. The initial purchase price consisted of $3,888,000 in cash paid in installments through November 1996; cash of $50,000 and 33,341 shares of the Company's common stock, valued at $13.50 per share and discounted 40% for restrictions on trading, which were delivered on January 1, 1998; and expenses of $531,000. In addition, the Company will make annual contingent royalty payments through 2000 of between 2% and 14% of revenues generated by Culverin products, depending on the amount of such revenues in each year. The transaction has been accounted for as a purchase and the excess of the initial purchase price over the value of the identifiable assets, $1,969,000, has been recorded as an intangible asset, amortized on a straight-line basis over seven years. Annual contingent royalty payments earned are recorded as an addition to intangible assets and amortized on a straight line basis over the remaining life of the original seven-year period.

3.     PROPERTY AND EQUIPMENT

The major categories of property and equipment are summarized as follows:

                                               Years Ended December 31,
                                             -----------------------------
                                                1998             1997
                                             ------------     ------------
                                                    (In thousands)

 Computer hardware and software            $      10,630    $       9,546
 Furniture and fixtures                            3,293            3,008
 Leasehold improvements                              558              512
                                             ------------     ------------
                                                  14,481           13,066
 Less- accumulated depreciation                    9,947            7,855
                                             ============     ============
                                           $       4,534    $       5,211
                                             ============     ============

 Depreciation expense was as follows:
                                              Years Ended December 31,
                                         -----------------------------------
                                           1998        1997         1996
                                         ----------  ----------   ----------
                                                   (In thousands)

Depreciation expense                   $     2,381 $     2,230  $     1,799
                                         ==========  ==========   ==========

4.     ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                      Years Ended December 31,
                                                      -------------------------
                                                        1998           1997
                                                      ----------    -----------
                                                           (In thousands)

    Accrued royalties                               $     1,766   $      1,958
    Accrued commissions                                     960          1,080
    Accrued bonuses and profit sharing                    2,095            392
    Other                                                 3,196          1,932
                                                      ==========    ===========
                                                    $     8,017   $      5,362
                                                      ==========    ===========


5.     EMPLOYEE BENEFIT PLANS

The Company created a profit sharing plan (the Plan) on February 1, 1989 under the provisions of Section 401(k) of the Internal Revenue Code. Employer contributions to the Plan are made at the discretion of the Board of Directors and were as follows:

                                             Years Ended December 31,
                                        ------------------------------------
                                          1998        1997          1996
                                        ----------  ----------   -----------
                                                  (In thousands)

Employer contributions                $       856 $       468  $        327
                                        ==========  ==========   ===========

The Board of Directors has approved an officers' bonus plan and employee profit sharing plan. The amount and timing of the bonus and profit sharing payments are at the Board's discretion. The expense associated with these plans was as follows:

                                             Years Ended December 31,
                                        ------------------------------------
                                          1998        1997          1996
                                        ----------  ----------   -----------
                                                  (In thousands)

Bonus and profit sharing expense      $     2,735 $       850  $      2,298
                                        ==========  ==========   ===========

Through December 31, 1998 the Company had a qualified employee stock purchase plan (ESPP) which allowed qualified employees to direct up to seven percent of monthly base pay for purchases of stock. The purchase price for shares purchased under the plan was 85 percent of the lesser of the fair market value at the beginning or end of the plan year. The ESPP will terminate in accordance with its terms during 1999.

6.     LINE OF CREDIT AND LONG-TERM DEBT

Line of Credit
The Company may borrow up to the lesser of $10,000,000 or 50 percent of accounts receivable, as defined under the terms of a committed, unsecured, revolving bank line of credit agreement. At the Company's option, interest on outstanding borrowings may be at the bank's published reference rate or alternative rates specified in the agreement. The interest rate in effect at December 31, 1998 was
6.7 percent. The line of credit expires on May 1, 2000. The agreement contains covenants which require the Company to maintain certain financial ratios and prohibits the Company from incurring other debts or liens outside the ordinary course of business. The Company is in compliance with the covenants at December 31, 1998. The Company pays an annual commitment fee of 0.2 percent on the average unused balance. Borrowings under the line totaled $4,000,000 at December 31, 1998 and $5,310,000 at December 31, 1997.

Long-Term Debt
At December 31, 1998 and 1997, long-term debt consisted of the following:

                                                               1998     1997
                                                              -------  -------
                                                              (In thousands)

 Note  payable,   in  relation  to  Culverin   acquisition,
   payment  of  $3,690  in  1996  with  the   balance   due $     -- $     50
   January 1998
 Note  payable,  in relation to Halcyon  acquisition,  with
   imputed   interest  at   8 percent,   due   in quarterly
   installments  of  $50,   including   interest,   payable      449      605
   through 2001
 Note   payable,   assumed  in  the  Halcyon   acquisition,
   in monthly   installments  of  $6,  including   interest
   imputed at  8.5 percent,  with final payment due October      307      346
   2004
 Guaranteed  royalties  to be paid  in  relation  to  Input
   acquisition,   with  imputed   interest  at   6 percent,    1,148    1,426
   payable through March 2001
 TSTG non-compete payments through April 1999                     50      100
 Long-term portion of line of credit                           4,000       --
                                                              -------  -------
                                                               5,954    2,527
 Less current portion of long-term debt                         (261)    (295)
                                                              -------  -------
 Long-term debt                                             $  5,693 $  2,232
                                                              =======  =======

Payouts under long-term debt are as follows (in thousands):

Years Ending December 31,
-------------------------
1999                                $       261
2000                                      4,230
2001                                      1,295
2002                                         55
2003                                         59
Thereafter                                   54
                                      ----------
                                    $     5,954
                                      ==========

7.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from one to 10 years, payable in monthly installments. Total lease expense was as follows:

                                          Years Ended December 31,
                                 -------------------------------------------
                                    1998           1997            1996
                                 ------------   -----------     ------------
                                               (In thousands)


Lease expense                  $       2,980  $      2,786    $       2,131
                                 ============   ===========     ============

Future minimum lease payments are as follows (in thousands):

Years Ending December 31,
-------------------------
1999                                       $     2,833
2000                                             2,863
2001                                             1,838
2002                                             1,749
2003                                             1,293
Thereafter                                         506
                                             ----------
                                           $    11,082
                                             ==========

In 1998 the Company recorded a loss of $793,000 for the present value of net future lease payments due with respect to certain office space in Atlanta that the Company ceased using. The loss was included in other charges on the Statement of Income for 1998.

CONTINGENCIES

The Company is involved in routine legal matters incidental to its business. The Company believes that the resolution of any such matters that are currently outstanding will not have a material effect on its financial condition or results of operations. However, no assurance can be given that the concurrent resolution of several of such matters in manners adverse to the Company would not have a material adverse effect on the Company's financial condition or results of operations.

8.     INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                          Years Ended December 31,
                                 -------------------------------------------
                                    1998           1997            1996
                                 ------------   -----------     ------------
                                               (In thousands)
Current tax provision:
  Federal                      $       3,667  $      3,443    $       2,223
  State                                  402           377              272
                                 ------------   -----------     ------------
                                       4,069         3,820            2,495
Deferred tax provision (benefit)        (586)           87           (1,328)
                                 ------------   -----------     ------------
Total provision                $       3,483  $      3,907    $       1,167
                                 ============   ===========     ============

The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:
                                              Years Ended December 31,
                                           -------------------------------
                                             1998       1997       1996
                                           ---------   --------   --------

Federal statutory rate                         34.0 %     34.0 %     34.0 %
State   income   taxes  net  of  Federal        4.8        4.2        6.8
  benefit
Disallowance of meals and entertainment
  expenses                                      1.4        1.1        6.0
Purchase     accounting     adjustments,
  including amortization of intangibles         5.5        5.7       47.6
Change in valuation allowance                  (0.1)      (0.2)      10.9
Other                                           1.2        0.7      (14.1)
                                           ---------   --------   --------
                                               46.8 %     45.5 %     91.2 %
                                           =========   ========   ========

Deferred tax assets and (liabilities) are comprised of the following components:

                                                          December 31,
                                                     ------------------------
                                                       1998           1997
                                                     ----------     ---------
                                                         (In thousands)
Current deferred tax asset:
  Allowance for doubtful accounts                  $       844    $      950
  Current portion of net operating loss
     carryforwards                                         164           177
  Severance and other accruals                             281            20
  Other                                                     52           160
                                                     ----------     ---------
 Total current deferred tax asset                  $     1,341    $    1,307
                                                     ==========     =========
Long-term deferred tax asset (liability):
  In-process technology acquired                   $     2,660    $    2,477
  Depreciation                                            (160)         (154)
  Intangibles amortization                                 702           651
  Capitalized software                                  (3,145)       (3,746)
  Net operating loss and credit carryforwards              475           714
  Other                                                    (77)           33
                                                     ----------     ---------
 Gross long-term deferred tax asset (liability)            455           (25)
  Valuation allowance                                     (100)         (172)
                                                     ----------     ---------
Total long-term deferred tax asset (liability)     $       355     $    (197)
                                                     ==========     =========

The increase (decrease) in the valuation allowance was as follows:

                                              Years Ended December 31,
                                          ---------------------------------
                                            1998        1997        1996
                                          ---------   ---------   ---------
                                                   (In thousands)
Increase (decrease) in valuation
  allowance                             $     (72)  $     (17)  $      140
                                          =========   =========   =========

At December 31, 1998, for Federal tax return reporting purposes, the Company had approximately $1,272,000 of regular and alternative minimum tax loss carryovers that expire at various dates through 2010. In addition, at December 31, 1998, the Company had $152,000 of general business credit carryovers that expire at various dates through 2007. The general business credit carryovers may not be used to offset taxes payable until the tax loss carryovers are fully utilized. In 1997, based on management's estimate of realization, the Company recorded an increase in deferred tax assets and a corresponding decrease in goodwill of $389,000 relating to net operating losses acquired in connection with a prior acquisition.

Current Federal tax law limits the net operating loss and tax credit carryovers available to be used in any given year in the event of certain circumstances including significant changes in ownership interests. The Company is limited to using approximately $430,000 of net operating loss carryovers in any one year.

9.     PREFERRED STOCK

The Company is redeeming the 10,300 outstanding shares of mandatory redeemable Class A preferred stock at $262.14 per share over a 28-year period ending in the year 2018. The present value of the remaining payments, which are due quarterly, has been recorded as the carrying value at December 31, 1998 and 1997. The carrying value is adjusted as payments are made and dividends are accrued on the shares yet to be redeemed. The rate used to calculate the present value was 13 percent per annum, which approximated the Company's borrowing rate at the time redemption commenced. At December 31, 1998 there were 7,410 outstanding shares remaining to be redeemed.

The repayment schedule for the mandatory redeemable Class A preferred stock at December 31, 1998 is as follows (in thousands):

Years Ending December 31,
-------------------------
1999                                            $      103
2000                                                   103
2001                                                   103
2002                                                   103
2003                                                   103
Thereafter                                           1,428
                                                  ---------
Total future payments                                1,943
Less- Amount representing dividends                  1,205
                                                  ---------
Present value of future payments                       738
Less- Current portion                                   --
                                                  ---------
Long-term mandatory redeemable preferred stock  $      738
                                                  =========


10.    STOCK OPTIONS AND DIRECTOR COMPENSATION

At December 31, 1998, the Company had five stock option plans: a Consolidated Plan, a nonqualified stock option plan, two plans for outside directors and the ESPP.

Under the Consolidated Plan, options, which consist of incentive stock options and nonqualified stock options, generally vest ratably over five years and generally expire ten years from the date of grant. The exercise price for incentive stock options granted under the plan is set at the fair market value at the grant date. The exercise price for nonqualified options may be set below the fair market value at the grant date, but, to this date, no options have been granted with an exercise price less than fair market value at the grant date.

Under the nonqualified stock option plan, available to officers and key employees, the vesting period and exercise price, which may be set below the fair market value at the date of grant, are determined by the Compensation Committee of the Board of Directors. No options have been granted with an exercise price less than fair market value at the date of grant.

The Company has two stock option plans for outside directors: the Restated Outside Director Restricted Stock Plan (the Restricted Plan) and the Restated Outside Director Compensation
and Stock Option Plan (the Compensation Plan). The Compensation Plan was approved by the shareholders of the Company in May 1994 and provides for outside directors to be paid $5,000 per year and allows for the issuance of stock options. A total of 50,000 shares of Common Stock were reserved for issuance under the Restricted Plan and the Compensation Plan, of which 15,400 shares were reserved under the Restricted Plan and 34,600 were reserved under the Consolidated Plan. As of December 31, 1998, 28,600 shares had been issued under the Restricted Plan and are no longer restricted.

Under the ESPP 67,000 shares of Common Stock were reserved, of which 64,354 shares had been issued as of December 31, 1998.

Below is a table showing the activity for the aforementioned stock option plans for the past three years:
                                                  Weighted          Total
                                   Shares          Average        Exercise
                                 Subject to       Exercise          Price
                                   Options        Price Per          (in
                                                    Share        thousands)
                                 ------------   ------------  --------------
Balances, December 31, 1995          824,682  $     7.23     $        5,962
Options granted                      290,500       14.52              4,219
Options exercised                   (273,183)       3.63               (991)
Options lapsed                       (10,179)       9.92               (101)
                                 ------------   ------------  --------------
Balances, December 31, 1996          831,820       10.93              9,089
Options granted                      118,000       18.40              2,172
Options exercised                    (79,804)       5.52               (441)
Options lapsed                       (86,713)      13.45             (1,167)
                                 ------------   ------------  --------------
Balances, December 31, 1997          783,303       12.32              9,653
Options granted                      214,293       12.39              2,655
Options exercised                    (51,680)      10.43               (539)
Options lapsed                       (30,490)      13.74               (419)
                                 ------------   ------------  --------------
Balances, December 31, 1998          915,426  $    12.40     $       11,350
                                 ============   ============  ==============

For all five plans at December 31, 1998, there were 987,591 shares of unissued stock reserved for issuance under the plans, of which 2,655 shares are reserved under the ESPP and options for the purchase of 69,510 shares remained available for future grants. Options to purchase 437,026, 361,873 and 250,990 shares of common stock were exercisable at December 31, 1998, 1997 and 1996, respectively. These exercisable options had weighted average exercise prices of $10.71, $9.91 and $8.27 at December 31, 1998, 1997 and 1996, respectively.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1998, 1997 and 1996 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

                                       For the Years Ended December 31,
                                   -----------------------------------------
                                     1998           1997           1996
                                   ----------    ------------   ------------

Risk-free interest rate              6.0%           6.3%           6.0%
Expected dividend yield              0.0%           0.0%           0.0%
Expected lives (years)                7.5            6.9            4.7
Expected volatility                  59.4%          60.7%          62.8%

Using the Black-Scholes methodology, the total value of options granted during 1998, 1997 and 1996 was $1,215,000, $1,286,000 and $1,854,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.36 per share, $11.51 per share and $7.39 per share, respectively. The number of shares issued under the ESPP was 22,383, 20,646 and 11,338 for the years ended December 31, 1998, 1997 and 1996, respectively, and the related weighted average purchase price and weighted average fair value of shares issued were $10.20 and $5.83, respectively, for 1998, $13.71 and $6.55, respectively, for 1997, and $13.71 and $6.61, respectively, for 1996.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:


                                   For the Years Ended December 31,
                                (in thousands, except per share data)
                  ------------------------------------------------------------------
                         1998                   1997                   1996
                  --------------------  ---------------------  ---------------------
                     As         Pro        As         Pro         As         Pro
                  Reported     Forma    Reported     Forma     Reported     Forma
                  ----------  --------  ----------  ---------  ----------  ---------
Net income (loss)   $3,865    $3,363       $4,585    $3,563      $   17    $  (979)
Net income (loss)
  per share -       $ 0.77    $ 0.68       $ 0.93    $ 0.72      $ 0.00    $ (0.21)
  basic
Net income(loss)
  per share -       $ 0.75    $ 0.66       $ 0.90    $ 0.71      $ 0.00    $ (0.21)
  diluted


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1998:

                  Options Outstanding                        Options Exercisable
--------------------------------------------------------  --------------------------
                    Number       Weighted
                     Out-        Average      Weighted     Number of     Weighted
   Range of        standing     Remaining     Average       Shares        Average
Exercise Prices       at       Contractual    Exercise    Exercisable    Exercise
   Per Share       12/31/98    Life (years)    Price      at 12/31/98      Price
----------------   ----------  ------------   ----------  ------------  ------------
   $1.00 - 4.99    118,449         3.0          $  1.63     118,449       $  1.63
  10.00 - 14.99    499,877         7.1          $ 12.44     199,877       $ 12.61
  15.00 - 15.00    200,000         7.1          $ 15.00      80,000       $ 15.00
  16.13 - 20.00     87,100         8.1          $ 19.49      28,700       $ 18.46
  24.25 - 24.25     10,000         2.3          $ 24.25      10,000       $ 24.25



11.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


QUARTER ENDED (1)                March 31,     June 30,      September        December
(In thousands, except per          1998          1998         30, 1998        31, 1998
share data)
-------------------------------  ----------   -----------   -------------   -------------
Revenue                        $    19,051  $     19,002  $       23,186  $       24,391
Gross profit                        12,303        11,835          15,413          16,656
Net income applicable to
  common shareholders                1,000           927           1,593             345
Net income per share - basic   $      0.20  $       0.19  $         0.32  $         0.07
Net income per share - diluted $      0.19  $       0.18  $         0.31  $         0.07


QUARTER ENDED                    March 31,     June 30,      September        December
(In thousands, except per          1997          1997         30, 1997        31, 1997
share data)
-------------------------------  ----------   -----------   -------------   -------------
Revenue                        $    16,002  $     17,880  $       17,894  $       20,873
Gross profit                        10,374        11,870          10,907          12,457
Net income applicable to
  common shareholders                  768         1,424             912           1,481
Net income per share - basic   $      0.16  $       0.29  $         0.19  $         0.30
Net income per share - diluted $      0.15  $       0.28  $         0.18  $         0.29


 (1) The results in the fourth quarter of 1998 reflect pretax charges totaling $3,013,000 for the value of in-process research and development efforts at the date of acquisition pertaining to MDI (see Note 2) and other charges (see
   Note 1 and Note 7).


12.    SUBSEQUENT EVENT

Effective January 1, 1999 the Company acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The acquisition was accounted for as a purchase. The purchase price was $6.0 million in cash and $650,000 of common stock. The Company believes it will likely write off in the first quarter of 1999 that portion of the purchase price allocated to acquired in-process research and development, as determined by independent appraisal.

                  Report of Independent Public Accountants
                       on Financial Statement Schedule

To the Board of Directors and Shareholders of CFI ProServices, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CFI ProServices, Inc.'s 1998 Annual Report on Form 10-K, and have issued our report thereon dated January 22, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                                          ARTHUR ANDERSEN LLP



Portland, Oregon
January 22, 1999

                             CFI PROSERVICES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                    Additions
                            Balance At  Charged To                        Balance
                            Beginning   Costs And   Deductions            At End
                             Of Year     Expenses      (a)      Other(b)  Of Year
                            ---------   ----------  ----------  --------  -------
Year ended December 31, 1996
  Allowance for doubtful
  accounts and
  sales returns             $    290    $ 2,147    $ (1,514)    $   380   $ 1,303
                            =====================================================

  FASB 109 Valuation        $     49    $   140    $      -     $     -   $   189
                            =====================================================

  Amortization Of
  Intangibles:
    Purchased software      $   1,176   $    693   $  (640)     $     -   $ 1,229
    Software development
      costs                     2,514      1,194    (1,123)           -     2,585
    Intangibles                   410      1,045          -           -     1,455
                            =====================================================
                            $   4,100   $  2,932   $(1,763)     $     -   $ 5,269
                            =====================================================

Year ended December 31, 1997
  Allowance for doubtful
  accounts and
  sales returns             $  1,303    $  4,808   $ (3,231)    $     -   $ 2,880
                            =====================================================

  FASB 109 Valuation        $    189    $      -   $    (17)    $     -   $   172
                            =====================================================

  Amortization Of
  Intangibles:
    Purchased software      $   1,229   $  1,079   $ (2,308)    $     -   $    -
    Software development
      costs                     2,585      3,465     (5,315)          -       735
    Intangibles                 1,455      1,772          -           -     3,227
                            =====================================================
                            $   5,269   $  6,316   $ (7,623)    $     -   $ 3,962
                            =====================================================

Year ended December 31, 1998
  Allowance for doubtful
  accounts and
  sales returns             $   2,880   $  2,005   $ (2,285)    $     -   $ 2,600
                            =====================================================

  FASB 109 Valuation        $     172   $      -   $   (72)     $    -    $   100
                            =====================================================

  Lease Loss Accrual        $       -   $    793   $     -      $    -    $   793
                            =====================================================

  Amortization Of
  Intangibles:
    Purchased software      $       -   $     19   $     -      $    -    $    19
    Software development
      costs                       735      2,633         -           -      3,368
    Intangibles                 3,227      2,102      (566)          -      4,763
                            =====================================================
                            $   3,962   $  4,754   $  (566)     $    -    $ 8,150
                            =====================================================


(a) Represents write-off of receivables, fully amortized intangibles, and, in 1998, goodwill associated with a 1996 acquisition. Also includes reduction in FASB 109 valuation account credited to income tax expense.

(b) Includes allowance for doubtful accounts recorded as part of the acquisition of Microbilt Financial Products Division in April 1996.
