Form 10-Q
period 1999-03-31
CFI PROSERVICES INC
filed 1999-05-17
CIK 908180

==========================================================================

                                  UNITED STATES
==========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------

                                    FORM 10-Q

                        --------------------------


      (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from       to

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
                                    Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock without par value                        4,995,552
            (Class)                            (Outstanding at April 30,
                                                         1999)


============================================================================

                              CFI PROSERVICES, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                            Page

Item 1.    Financial Statements

           Consolidated Balance Sheets - March 31, 1999 and December 31,    2
           1998

           Consolidated Statements of Income - Three Months Ended March
           31, 1999 and 1998                                                3

           Consolidated Statements of Cash Flows - Three Months Ended
           March 31, 1999 and 1998                                          4

           Notes to Consolidated Financial Statements                       5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                18

Signatures                                                                 19

                              CFI PROSERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    March 31,     December 31,
                                                      1999           1998
                                                   ------------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                      $           -  $      3,589
  Investments                                              206           206
  Receivables, net of allowances of
     $2,548 and $2,600                                  28,123        29,701
  Inventory                                                372           249
  Deferred tax asset                                     1,341         1,341
  Prepaid expenses and other current assets              1,709         1,604
                                                   ------------   -----------
          Total Current Assets                          31,751        36,690

Property and equipment, net of accumulated
  depreciation of $10,618 and $9,947                     4,407         4,534
Software development costs, net of accumulated
  amortization of $4,150 and $3,368                      7,495         8,277
Purchased software costs, net of accumulated
  amortization of $120 and $19                           2,391           211
Other intangibles, net of accumulated amortization
  of $5,356 and $4,763                                  10,383         6,190
Other assets, including deferred taxes                     926           879
                                                   ------------   -----------
          Total Assets                           $      57,353  $     56,781
                                                   ============   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                 $         386  $          -
  Accounts payable                                       1,735         1,986
  Accrued expenses                                       3,046         8,017
  Deferred revenues                                     10,795         5,300
  Customer deposits                                      2,875         3,681
  Bank line of credit                                      262             -
  Current portion of long-term debt                        182           261
  Income taxes payable                                     537           473
                                                   ------------   -----------
          Total Current Liabilities                     19,818        19,718

Commitments and Contingencies
Long-term Debt, less current portion                     5,608         5,693
Other long-term liabilities                                254             -
                                                   ------------   -----------
          Total Liabilities                             25,680        25,411

Mandatory Redeemable Class A Preferred Stock               735           738

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                              -             -
  Common stock, no par value, 10,000,000
    shares authorized and 5,009,841 and 4,925,423
    shares issued and outstanding                       19,196        19,689
  Retained earnings                                     11,742        10,943
                                                   ------------   -----------
          Total Shareholders' Equity                    30,938        30,632
                                                   ------------   -----------
          Total Liabilities and
               Shareholders' Equity              $      57,353  $     56,781
                                                   ============   ===========

The accompanying notes are an integral part of these consolidated balance sheets

                             CFI PROSERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                               Three Months Ended March 31,
                                               ---------------------------
                                                   1999           1998
                                               ------------   ------------
REVENUE
  Software license fees                      $       8,865  $      10,326
  Service and support                                9,254          7,093
  Other                                              1,934          1,632
                                               ------------   ------------
         Total Revenue                              20,053         19,051
COST OF REVENUE                                      7,747          6,748
                                               ------------   ------------
         Gross Profit                               12,306         12,303
OPERATING EXPENSES
  Sales and marketing                                3,732          4,375
  Product development                                4,279          3,182
  General and administrative                         2,436          2,543
  Amortization of intangibles                          410            296
                                               ------------   ------------
         Total Operating Expenses                   10,857         10,396
                                               ------------   ------------
         Income from Operations                      1,449          1,907
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                    (104)          (102)
  Interest income                                       95             51
  Other, net                                             3            (28)
                                               ------------   ------------
         Total Non-operating Income (Expense)           (6)           (79)
                                               ------------   ------------
INCOME BEFORE PROVISION FOR INCOME TAXES             1,443          1,828
PROVISION FOR INCOME TAXES                             621            804
                                               ------------   ------------
NET INCOME                                             822          1,024
PREFERRED STOCK DIVIDEND                                23             24
                                               ------------   ------------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS $         799  $       1,000
                                               ============   ============
BASIC NET INCOME PER SHARE                   $        0.16  $        0.20
                                               ============   ============
DILUTED NET INCOME PER SHARE                 $        0.16  $        0.19
                                               ============   ============

The accompanying notes are an integral part of these consolidated statements.



                             CFI PROSERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                Three Months Ended March 31,
                                                                ---------------------------
                                                                   1999           1998
                                                                ------------  -------------
Cash flows from operating activities:
  Net income applicable to common shareholders                  $       799   $      1,000
  Adjustments to reconcile net income applicable to common
    shareholders to cash provided by operating activities:
      Depreciation and amortization                                   1,965          1,511
      Interest accreted on mandatory redeemable preferred stock          23             24
      Interest accreted on note payable                                  24             23
      Equity in losses attributable to joint venture                      -             82
      (Increase) decrease in assets, net of effects from
          purchase of businesses:
             Receivables, net                                         2,301          5,399
             Inventories, net                                            58            (68)
             Prepaid expenses and other assets                         (122)           (24)
      Increase (decrease) in liabilities, net of effects
          from  purchase of businesses:
             Drafts payable                                             386              -
             Accounts payable                                          (326)          (297)
             Accrued expenses                                        (4,970)        (2,069)
             Deferred revenues                                        4,152         (2,278)
             Customer deposits                                         (945)          (274)
             Income taxes payable                                        64           (374)
                                                                ------------  -------------
                Net cash provided by operating activities             3,409          2,655

Cash flows from investing activities:
  Expenditures for property and equipment                              (449)          (319)
  Software development costs capitalized                                  -           (490)
  Investment in joint venture                                             -           (133)
  Proceeds from long-term note receivable                                37              -
  Cash paid for acquisition of Modern Computer Systems, Inc.
    net of cash received                                             (5,520)             -
                                                                ------------  -------------
           Net cash used in investing activity                       (5,932)          (942)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                        262         (1,288)
  Payments on long-term debt                                           (159)          (246)
  Payments on mandatory redeemable preferred stock                      (26)           (26)
  Proceeds from issuance of common stock                                  2            526
  Repurchase of common stock                                         (1,145)             -
                                                                ------------  -------------
           Net cash provided by (used in) financing activities       (1,066)        (1,034)
                                                                ------------  -------------

Increase (decrease) in cash and cash equivalents                     (3,589)           679

Cash and cash equivalents:
  Beginning of period                                                 3,589             20
                                                                ------------  -------------
  End of period                                                 $         -   $        699
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

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the audited financial statements contained in the 1998 Annual Report on Form 10-K as filed by CFI ProServices, Inc. (the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                 1999            1998
                                              ------------   --------------
Cash paid during the period for income
     taxes                                    $      601     $    1,179
Cash paid  during the period for  interest
     and dividends                                    76            113

Noncash investing and financing activities were as follows:

                                              Three Months Ended March 31,
                                              -----------------------------
                                                 1999            1998
                                              ------------   --------------
Tax benefit from  exercise of
     nonqualified stock options               $    --        $     19
Increase in goodwill for accrued
     acquisition related contingent
       royalties                                  102              74
Reclassification of bank line of credit
     to long-term debt                             --           4,000
Issuance of common stock in connection
     with acquisition of MCS                      650              --

NOTE 3.   EARNINGS PER SHARE

Following is a  reconciliation  of basic  earnings per share ("EPS") and diluted
EPS:

 Three Months Ended March 31,  1999                  1998
 ---------------------------   --------------------  --------------------
                                             Per                    Per
                                             Share                  Share
 Basic EPS                     Income Shares Amount   Income Shares Amount
 ---------                     --------------------  --------------------
 Net income applicable to
  common shareholders          $  799 5,040  $ 0.16  $ 1,000 4,990  $ 0.20
                                             ======                 ======
 Effect of dilutive securities:
  Stock options                         111                    165
                               -------------         --------------
 Diluted EPS
 -----------
 Net income applicable to
  common shareholders          $  799 5,151  $ 0.16  $ 1,000 5,155  $ 0.19
                                             ======                 ======

The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 446,363 and 218,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 4.   STOCK REPURCHASE

During January 1999 the Company's Board of Directors authorized a repurchase up to $5.0 million of the Company's Common Stock. During the quarter ended March 31, 1999 the Company repurchased 88,200 shares of its Common Stock for $1.1 million.

NOTE 5.   LICENSE REVENUES

License revenues from lending, retail delivery, connectivity and host processing products were $4.9 million, $0.7 million and $0.1 million, respectively, for the quarter ended March 31, 1999 and $7.0 million, $2.9 million, $0.4 million and $0, respectively, for the same period in 1998.

NOTE 6.   ACQUISITION

Effective January 1, 1999 the Company acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The acquisition was accounted for as a purchase, resulting in approximately $7.0 million of goodwill, intangibles and purchased software. The purchase price was $6.0 million in cash and $650,000 of common stock. The Company is still obtaining certain data related to the acquisition, and, accordingly, the purchase price allocation remains open. The operations of MCS have been included in the Company's results of operations since January 1, 1999. The 1998 proforma results reflecting the MCS acquisition are not materially different from the Company's reported results for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS FILING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THIS FILING, AS WELL AS IN THE COMPANY'S REPORTS ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND IN OTHER FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

CFI ProServices, Inc., ("CFI" or the "Company") is a leading provider of integrated, PC-based software for financial institutions, including solutions for branch automation, loan origination, new account operations, call centers, cross selling of products and electronic banking. Beginning in January 1999 with the Company's acquisition of Modern Computer Systems, Inc. (MCS), the Company began offering hardware and software solutions for the back office accounting needs of community banks and credit unions. The Company combines its technology, banking and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships and maintain compliance with both internal business policies and external government regulations. More than 6,000 financial institutions have licensed one or more of the Company's products.

During 1993 substantially all of the Company's revenue was derived from its Laser Pro and Deposit Pro products. Today, the Company licenses more than 20 products organized into four product groups: lending, retail delivery, connectivity software and host processing. Due to its product diversification efforts, the Company is now less reliant on the Laser Pro and Deposit Pro products. For the year ended 1998 approximately 48% of the Company's revenue came from products other than Laser Pro and Deposit Pro.

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

The Company believes that sales to larger banks will constitute a higher percentage of total revenue in future periods. Transactions with these larger banks are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion contracts and deferred payment terms, and also results in increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSO's) in accounts receivable.

The Company's backlog as of March 31, 1999, was approximately $16.5 million, as compared to approximately $13.0 million as of March 31, 1998. CFI's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:

                                           Three Months Ended
                                                March 31,
                                       --------------------------
                                          1999          1998
                                       -----------    -----------
Revenue
    Software license fees                    44.2 %         54.2 %
    Service and support                      46.1           37.2
    Other                                     9.7            8.6
                                       -----------    -----------
Total revenue                               100.0          100.0
Gross profit                                 61.4           64.6
Operating expenses
    Sales and marketing                      18.6           23.0
    Product development                      21.3           16.7
    General and administrative               12.2           13.3
    Amortization of intangibles               2.1            1.6
                                       -----------    -----------
Total operating expenses                     54.2           54.6
                                       -----------    -----------
Income from operations                        7.2           10.0
Non-operating expense                        (0.0)          (0.4)
                                       -----------    -----------
Income before income taxes                    7.2            9.6
Provision for income taxes                    3.1            4.3
Preferred stock dividend                      0.1            0.1
                                       ===========    ===========
Net income applicable to common
  shareholders                                4.0 %          5.2 %
                                       ===========    ===========

The following table sets forth percentage changes period over period in the statements of income data of the Company:

                                  Three Months
                                 Ended March 31,
                                    1999 Over
                                 March 31, 1998
                                        ------------------
Revenue
    Software license fees                           (14.2)%
    Service and support                              30.5
    Other                                            18.5
                                        ------------------
Total revenue                                         5.3
Gross profit                                          0.0
Operating expenses
    Sales and marketing                             (14.7)
    Product development                              34.5
    General and administrative                       (4.2)
    Amortization of intangibles                     (38.5)
                                        ------------------
Total operating expenses                              4.4
                                        ------------------
Income from operations                              (24.0)
Non-operating expense                               (92.4)
                                        ------------------
Income before income taxes                          (21.0)
Provision for income taxes                          (22.8)
Preferred stock dividend                             (4.2)
                                        ==================
Net income applicable to common
  shareholders                                      (20.1)
                                        ==================


REVENUE

Total revenue increased $1.0 million, or 5.3%, to $20.1 million for the three months ended March 31, 1999 compared to $19.1 million in the comparable period in 1998.

SOFTWARE LICENSE FEES. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees decreased $1.5 million, or 14.2%, to $8.9 million for the three month period ended March 31, 1999 compared to the same period in 1998. The decrease resulted from lower revenue in Laser Pro Lending products, primarily due to timing issues, and was partially offset by increases in Retail Delivery and Connectivity product revenues. The Company also recorded revenue of $0.1 million from its Host Processing products in the first quarter of 1999.

PERCENTAGE OF SOFTWARE LICENSE FEES

                               Three Months Ended
                                    March 31,
                                -----------------------------
                                   1999              1998
                                -----------      ------------
Lending Products                      56   %            68   %
Retail Delivery Products              36                28
Connectivity Products                  7                 4
Host Processing Products               1               N/A
                                -----------      ------------
Total                                100   %           100   %


      LENDING PRODUCTS. Lending products license revenue decreased $2.1 million, or 29.6%, to $4.9 million for the three months ended March 31, 1999 from the comparable period in 1998. The decrease resulted primarily from timing issues related to products in the Laser Pro lending suite. Lending products license fee revenues in the first quarter of 1998 also reflected the introduction of Laser Pro Lending in Windows, which resulted in higher revenues in the 1998 period. As a percentage of total license revenues, lending products decreased to 56% for the first quarter of 1999 compared to 68% for the same period in 1998.

As previously announced, the Company has been re-developing its fisCAL credit analysis products. That effort was substantially completed in April 1999, at which time the products were re-introduced into the market.

Lending products include Laser Pro Closing, Laser Pro Application, Laser Pro SBA, Laser Pro Credit Line, Laser Pro Application Manager, Laser Pro fisCAL Analyzer, Laser Pro fisCAL Online, Laser Pro Mortgage, Laser Pro SMarT and Laser Pro DocSMarT.

      RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue increased $0.3 million, or 9.3%, to $3.1 million for the three months ended March 31, 1999 from the comparable period in 1998. Increased revenues from OnLine Branch Automation and Encore! Personal Branch were offset in part by decreased revenues from Encore! Teller, Encore! Call Center and Deposit Pro. As a percentage of total license revenue, retail delivery products revenue increased to 35% in the first quarter of 1999 compared to 28% for the same period in 1998.

Retail  delivery  products  include  Encore!  Teller,   Encore!   Platform,
Flextran, OnLine Branch Automation, Deposit Pro, Encore! Desktop, Encore! Call Center, Encore! Personal Branch, Pro Active CRA and ACH.

      CONNECTIVITY PRODUCTS. Connectivity products license fee revenue increased $0.2 million, or 52.9%, to $0.7 million for the three month period ended March 31, 1999 from the first quarter of 1998. As a percentage of total license revenue, connectivity products accounted for 7% in the first quarter of 1999 compared to 4% in the first quarter of 1998. Connectivity products include StarGate middleware, Laser Pro interfaces and Deposit Pro interfaces.

      HOST PROCESSING PRODUCTS. In January 1999 CFI acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS provides back office ("host") data processing and related services to community banks and credit unions. Host Processing products license revenues were $0.1 for the three month period ended March 31, 1999. No revenues from host processor products are attributable to 1998.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $2.2 million, or 30.5%, to $9.3 million for the three month period ended March 31, 1999 compared to the same period in 1998. The increase is primarily attributable to higher maintenance revenue from a larger base of installed products, including revenue of $0.2 million from Host Processing products acquired in January 1999 from MCS, and by an increase in the fourth quarter of 1998 in service and support pricing for certain lending products. Service and support fees accounted for 46.1% and 37.2% of total revenue in the three months ended March 31, 1999 and 1998, respectively.

OTHER REVENUE. Other revenue includes Vendor Payment Systems (VPS) processing fees, sales of MCS hardware, preprinted forms and supplies and certain consulting revenue. Other revenue increased $0.3 million, or 18.5%, to $1.9 million for the three month period ended March 31, 1999 compared to the same period in 1998. The increase was led by sales of MCS hardware of $0.2 million and higher VPS processing fees, offset in part by lower font sales. Other revenue was 9.7% of total revenue for the three month period ended March 31, 1999 compared to 8.6% for the same period in 1998.


COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies and bill payment processing costs.

Cost of revenue increased $1.0 million, or 14.8%, to $7.7 million for the three month period ended March 31, 1999 compared to the same period in 1998. The increase is primarily attributable to increased amortization of software development costs and to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased.

Amortization of software development costs increased $0.2 million, to $0.8 million, for the first quarter of 1999 compared to the same period in 1998. The Company capitalized $0 and $0.5 million of software development costs in the three months ended March 31, 1999 and 1998 respectively. Capitalized software development costs net of accumulated amortization were $7.5 million at March 31, 1999.

As a result of CFI's acquisitions, costs resulting from royalty payments are expected to increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine Branch Automation customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

Gross margin was 61.4% for the three month period ended March 31, 1999 compared to 64.6% in the same period in 1998. Operating margin was 7.2% for the three month period ended March 31, 1999 compared to 10.0% for the same period in 1998. The decreases in gross and operating margins are primarily due to lower than projected revenue in the first quarter of 1999.


OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses decreased to $3.7 million, or 18.6% of revenue, for the three month period ended March 31, 1999 compared to $4.4 million, or 23.0% of revenue in the same period of 1998. The decrease in dollar amount resulted principally from decreased commissions associated with decreased software license revenues.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses increased to $4.3 million, or 21.3% of revenue, for the three month period ending March 31, 1999 compared to $3.2 million, or 16.7% of revenue, in the same period in 1998 which was principally the result of not capitalizing software development costs in the 1999 period and of increased staffing in the development areas of the Company.

The Company believes that the current development cycle for its compliance-related products, which typically have relatively long lives, was completed in the second quarter of 1998 and, accordingly, there should be a significant reduction in the capitalization of software development costs in future periods. The Company will continue to commit significant resources to product development efforts. The Company anticipates that with the completion of the current development cycle of its compliance-related products, and the consequent reduction in capitalization of costs, product development costs will have a material adverse effect in future periods on operating margin and net income.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.5 million, or 12.4% of revenue, for the three month period ended March 31, 1999 compared to $2.5 million, or 13.3% of revenue, for the same period in 1998.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, noncompetition agreements and customer lists. Amortization of intangibles was $0.4 million for the three month period ended March 31, 1999 compared to $0.3 million for the same period in 1998.

PROVISION FOR INCOME TAXES

The effective tax rate for the three month period ended March 31, 1999 was 43% compared to 44% for the same period in 1998.

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

The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due to its customers' budgeting and buying cycles. The Company's strongest revenue quarter in any year is typically its fourth quarter and its weakest revenue quarter is typically its first quarter. Customers' purchases are tied closely to their internal budget processes. For some of the Company's customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, the Company's incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, the Company usually experiences increased sales orders in the last quarter. This pattern may be altered in 1999 as Year 2000 issues, including regulatory requirements and internal business process decisions, affect customers' buying decisions.

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

For standard products that will continue to be offered, but are not currently Year 2000 compliant, the Company has developed and executed a plan for resolving such compliance-related issues. Remediation was substantially completed during 1998. A matrix describing the Company's product compliance (including a comprehensive definition to determine such compliance) has been communicated to the Company's customers and is available for review on the Company's website. The financial impact of making the required changes to the software programs is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company acquired substantially all of the assets of MCS in January 1999. Although MCS's BankServ product has been certified as Year 2000 compliant, none of the products of MCS are included in the foregoing discussion. The Company intends to complete its Year 2000 review of the MCS products during the second quarter of 1999 consistent with the standards established for the Company's other products.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased $5.0 million to $11.9 million at March 31, 1999 from $17.0 million at December 31, 1998. The decrease resulted principally from a decrease in cash due to the purchase of the assets of MCS in January 1999 and to the repurchase by the Company of $1.1 million of its common stock in open market transactions during the first quarter of 1999.

Net cash provided by operations was $3.4 million for the three month period ended March 31, 1999 compared to $2.6 million in 1998. The increase was principally the result of increased deferred revenues due to annual maintenance billings and decreased net accounts recievable. These changes were offset in part by decreases in accrued expenses and in customer deposits.

Net cash used in investing activities was $5.9 million for the three months ended March 31, 1999 compared to $0.9 million for the same period in 1998. The increase in cash used in investing activities is due principally to cash used in the MCS acquisition.

Net cash used in financing activities of $1.1 million during the three months ended March 31, 1999 was principally attributable to cash used for the repurchase of common stock. Net cash used in financing activities of $1.0 million for the same period in 1998 was primarily attributable to payments on the line of credit.

Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 126 days at March 31, 1999 compared to 124 days March 31, 1998. The Company's project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $5.4 million, or 19.4% of total accounts receivable, at March 31, 1999 compared to $5.7 million, or 21.4% of total accounts receivable, at March 31, 1998.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations and a revolving line of credit up to the lesser of $10.0 million or 50% of accounts receivable, of which $5.7 million was available at March 31, 1999. Long-term debt, less current portion, of $5.6 million at March 31, 1999 includes $4.0 million drawn on the line of credit. The interest rate on the line of credit borrowings was 7.75% at March 31, 1999. The line of credit expires May 1, 2000.

The Company may require additional funds to support its working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financings of debt or equity, or from other sources. No assurance can be given that additional financing will be available or, if available, that such financing will be obtainable on terms favorable to the Company or its shareholders.

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION
------------------------------

27    Financial Data Schedule

(b) Reports on Form 8-K

A Form 8-K was filed with the Securities and Exchange Commission on February 10, 1999 with respect to the MCS acquisition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 1999        CFI PROSERVICES, INC.

                           By: /s/ MATTHEW W. CHAPMAN
                                ----------------------
                                Matthew W. Chapman
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)



                            By: /s/ KURT W. RUTTUM
                                ------------------
                                Kurt W. Ruttum
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)