Form 10-Q
period 1999-06-30
CFI PROSERVICES INC
filed 1999-08-16
CIK 908180

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

                     --------------------------------------


                                   (Mark One)
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                       the quarterly period ended June 30,
                                      1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

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
                                                               Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                         5,157,615
        (Class)                             (Outstanding at July 31, 1999)

The index to exhibits appears on page 23 of this document.

================================================================================

                              CFI PROSERVICES, INC.
                                      d/b/a
                             CONCENTREX INCORPORATED
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

        Consolidated Balance Sheets - June 30, 1999 and December 31, 1998     2

        Consolidated Statements of Operations - Three Months and Six Months
        Ended June 30, 1999 and 1998                                          3

        Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1999 and 1998                                                4

        Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                10


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 6. Exhibits and Reports on Form 8-K                                     23

Signatures                                                                   24

                              CFI PROSERVICES, INC
                          dba CONCENTREX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                June 30,         December 31,
                                                                                  1999                 1998
                                                                           -------------------   -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                              $              4,370  $            3,589
  Investments                                                                             206                 206
  Receivables, net of allowances of  $2,784 and $2,600                                 31,225              29,701
  Inventory                                                                               264                 249
  Deferred tax asset                                                                    1,918               1,341
  Prepaid expenses and other current assets                                             3,799               1,604
                                                                           -------------------   -----------------
          Total Current Assets                                                         41,782              36,690

Property and equipment, net of accumulated
  depreciation of $11,233 and $9,947                                                    4,642               4,534
Software development costs, net of accumulated
  amortization of $4,932 and $3,368                                                     6,713               8,277
Purchased software costs, net of accumulated
  amortization of $220 and $19                                                          2,291                 211
Other intangibles, net of accumulated amortization
  of $5,838 and $4,763                                                                 10,153               6,190
Deferred tax asset                                                                      9,666                   -
Other assets                                                                            3,095                 879
                                                                           ===================   =================
          Total Assets                                                   $             78,342  $           56,781
                                                                           ===================   =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                      2,744               1,986
  Accrued expenses                                                                     12,959               8,017
  Deferred revenues                                                                     8,725               5,300
  Customer deposits                                                                     4,284               3,681
  Current portion of long-term debt                                                       448                 261
  Income taxes payable                                                                      -                 473
                                                                           -------------------   -----------------
          Total Current Liabilities                                                    29,160              19,718

Commitments and Contingencies
Long-term Debt, less current portion                                                   16,707               5,693
Other long-term liabilities                                                               312                   -
                                                                           -------------------   -----------------
          Total Liabilities                                                            46,179              25,411

Mandatory Redeemable Class A Preferred Stock                                              733                 738

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                                             -                   -
  Common stock, no par value, 10,000,000 shares authorized,
   5,135,552 and 5,032,977 shares issued and outstanding                               20,667              19,689
  Retained earnings                                                                    10,763              10,943
                                                                           -------------------   -----------------
          Total Shareholders' Equity                                                   31,430              30,632
                                                                           -------------------   -----------------
          Total Liabilities and Shareholders' Equity                     $             78,342  $           56,781
                                                                           ===================   =================

The accompanying notes are an integral part of these consolidated balance sheets

                              CFI PROSERVICES, INC
                          dba CONCENTREX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)



                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                                ---------------------------     -------------------------
                                                                   1999            1998           1999            1998
                                                                 ----------      -----------     ----------     ----------
Revenue
  Software license fees                                      $      16,062   $      10,125   $      24,927   $      20,451
  Service and support                                                9,595           7,414          18,849          14,507
  Other                                                              2,172           1,463           4,106           3,095
                                                                 ----------      -----------     ----------     ----------
         Total Revenue                                              27,829          19,002          47,882          38,053
Cost of Revenue                                                     10,259           7,167          18,006          13,915
                                                                 ----------      -----------     ----------     ----------
         Gross Profit                                               17,570          11,835          29,876          24,138
Operating Expenses
  Sales and marketing                                                4,814           4,476           8,546           8,851
  Product development                                                5,988           3,156          10,267           6,338
  General and administrative                                         4,306           2,093           6,742           4,636
  Amortization of intangibles                                          406             297             816             593
  Acquired in-process research and development                       3,800               -           3,800               -
                                                                 ----------      -----------     ----------     ----------
         Total Operating Expenses                                   19,314          10,022          30,171          20,418
                                                                 ----------      -----------     ----------     ----------
         Income (Loss) from Operations                              (1,744)          1,813            (295)          3,720

Non-operating Income (Expense)
  Interest expense                                                    (211)           (117)           (315)           (219)
  Interest income                                                       49              78             144             129
  Other, net                                                            24             (76)             27            (104)
                                                                 ----------      -----------     ----------     ----------
         Total Non-operating Expense                                  (138)           (115)           (144)           (194)
                                                                 ----------      -----------     ----------     ----------
Income (Loss) before Income Taxes                                   (1,882)          1,698            (439)          3,526
Provision for (Benefit from) Income Taxes                             (926)            747            (305)          1,551
                                                                 ----------      -----------     ----------     ----------
Net Income (Loss)                                                     (956)            951            (134)          1,975
Preferred Stock Dividend                                                23              24              46              48
                                                                 ----------      -----------     ----------     ----------
Net Income (Loss) Applicable to Common Shareholders          $        (979)  $         927   $        (180)  $       1,927
                                                                 ==========      ===========     ==========     ==========
Basic Net Income (Loss) Per Share                            $       (0.19)  $        0.19   $       (0.04)  $        0.39
                                                                 ==========      ===========     ==========     ==========
Diluted Net Income (Loss) Per Share                          $       (0.19)  $        0.18   $       (0.04)  $        0.37
                                                                 ==========      ===========     ==========     ==========

The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC
                          dba CONCENTREX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                              Six Months Ended June 30,
                                                                                         ----------------------------------
                                                                                              1999                 1998
                                                                                         --------------      --------------
Cash flows from operating activities:
  Net income (loss) applicable to common shareholders                                    $        (180)      $       1,927
  Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:
      Depreciation and amortization                                                              4,126               3,065
      Interest accreted on mandatory redeemable preferred stock                                     46                  48
      Interest accreted on note payable                                                             48                  47
      Equity in losses attributable to joint venture                                                 -                 169
      Write off of in process research and development                                           3,800                   -
      (Increase) decrease in assets, net of effects from purchase of businesses:
             Receivables, net                                                                    1,909               8,946
             Inventories, net                                                                       93                   1
             Prepaid expenses and other assets                                                  (1,675)                (35)
      Increase  (decrease)  in  liabilities,  net of effects  from  purchase  of businesses:
             Accounts payable                                                                       94                 117
             Accrued expenses                                                                   (3,155)             (2,867)
             Deferred revenues                                                                   2,063              (4,079)
             Customer deposits                                                                  (1,471)                (76)
             Other current liabilities                                                             387                   -
             Income taxes payable                                                                 (473)               (967)
                                                                                         --------------      --------------
                Net cash provided by operating activities                                        5,612               6,296

Cash flows from investing activities:
  Expenditures for property and equipment                                                       (1,299)               (973)
  Software development costs capitalized                                                             -              (1,054)
  Purchase of short-term investments                                                                 -                (200)
  Investment in joint venture                                                                        -                (258)
  Investment in Ultradata stock                                                                 (2,658)                  -
  Proceeds from long-term note receivable                                                           76                 100
  Cash paid for acquisition of Modern Computer Systems, Inc.
    net of cash received                                                                        (5,520)                  -
  Cash received in acquisition of MECA Software, LLC                                             1,595                   -
                                                                                         --------------      --------------
           Net cash used in investing activity                                                  (7,806)             (2,385)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                                                11,093              (1,310)
  Payments on long-term debt                                                                    (7,827)               (483)
  Payments on mandatory redeemable preferred stock                                                 (51)                (52)
  Proceeds from issuance of common stock                                                           905                 537
  Repurchase of common stock                                                                    (1,145)                  -
                                                                                         --------------      --------------
           Net cash provided by (used in) financing activities                                   2,975              (1,308)
                                                                                         --------------      --------------

Increase in cash and cash equivalents                                                              781               2,603

Cash and cash equivalents:
  Beginning of period                                                                            3,589                  20
                                                                                         --------------      --------------
  End of period                                                                          $       4,370       $       2,623
                                                                                         ==============      ==============


The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                          d/b/a CONCENTREX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in thousands, except per share amounts
                           or as otherwise indicated)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the six month period ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the audited financial statements contained in the 1998 Annual Report on Form 10-K as filed by CFI ProServices, Inc., d/b/a Concentrex Incorporated (the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                                           Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                          1999                  1998
                                                                    -----------------     -------------------
Cash paid during the period for income taxes                        $         1,647       $         2,518
Cash paid during the period for interest and dividends                          171                   227



Noncash investing and financing activities were as follows:


                                                                           Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                          1999                  1998
                                                                    -----------------     -------------------
Tax benefit from  exercise of nonqualified stock
        options                                                     $            --       $            56
Increase in goodwill for accrued acquisition related
       contingent royalties                                                     227                   196
Reclassification of bank line of credit to long-term debt                        --                 4,000
Issuance of common stock in connection with
       acquisition of MCS                                                       650                    --
Issuance of common stock in connection with
       acquisition of MECA Software, LLC                                        569                    --
Assumption of debt in connection with acquisition of
       MECA Software, LLC                                                     7,500                    --


NOTE 3.   EARNINGS PER SHARE

Following is a  reconciliation  of basic  earnings per share ("EPS") and diluted
EPS:


  Three Months Ended June 30,                1999                             1998
  ---------------------------------------    --------- -------- ----------    --------- --------- ---------
                                                                   Per                               Per
                                                                  Share                             Share
  Basic EPS                                     Loss    Shares    Amount        Income    Shares    Amount
                                             --------- -------- ----------    --------- --------- ---------
  Net income (loss) applicable to common
    shareholders                                $ (979) 5,068   $  (0.19)     $   927     5,007    $ 0.19
                                                                ==========                        =========
  Effect of dilutive securities:
    Stock options                                          --                               241
                                             --------- --------               --------- ---------

  Diluted EPS
  Net income (loss) applicable to
  common shareholders                            $ (979) 5,068   $  (0.19)     $   927     5,248    $ 0.18
                                                                 ==========                        =========


  Six Months Ended June 30,                  1999                             1998
  ---------------------------------------    --------- -------- ----------    --------- --------- ---------
                                                                   Per                               Per
                                                                  Share                             Share
  Basic EPS                                     Loss    Shares    Amount        Income    Shares    Amount
                                             --------- -------- ----------    --------- --------- ---------
  Net income (loss) applicable to common
    shareholders                                $ (180) 5,054   $  (0.04)     $   1,927   4,999    $ 0.39
                                                                ==========                        =========
  Effect of dilutive securities:
    Stock options                                          --                               202
                                             --------- --------               --------- ---------

  Diluted EPS
  Net income (loss) applicable to
  common shareholders                           $ (180) 5,054   $  (0.04)     $   1,927   5,201    $ 0.37
                                                                ==========                        =========


The number of options to purchase shares of common stock that were excluded from the table above (as the effect would have been anti-dilutive) were 1,103,079 and 99,700 for the three months ended June 30, 1999 and 1998, respectively, and 1,103,079 and 158,850 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 4.   STOCK REPURCHASE

During January 1999 the Company's Board of Directors authorized a repurchase of up to $5.0 million of the Company's Common Stock. During the quarter ended March 31, 1999 the Company repurchased 88,200 shares of its Common Stock for $1.1 million. The Company did not repurchase any shares during the quarter ended June 30, 1999.

NOTE 5.   LICENSE REVENUES

License revenues from lending, retail delivery, connectivity and host processing products were $9.9 million, $4.8 million, $1.3 million and $0.1 million for the three months ended June 30, 1999, respectively, and $5.7 million, $4.0 million, $0.4 million and $0.0, respectively, for the same period in 1998. License revenues from lending, retail delivery, connectivity and host processing products were $14.9 million, $8.0 million, $1.9 million and $0.2 million, respectively, for the six months ended June 30, 1999, and $12.8 million, $6.9 million, $0.8 million and $0.0, respectively, for the same period in 1998.

NOTE 6.   ACQUISITIONS

Effective January 1, 1999 the Company acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The acquisition was accounted for as a purchase, resulting in approximately $7.0 million of goodwill, intangibles and purchased software. The purchase price was $6.0 million in cash and $650,000 of common stock. The Company is still obtaining certain data related to the acquisition, and, accordingly, the purchase price allocation remains open. The operations of MCS have been included in the Company's results of operations since January 1, 1999. The 1998 pro forma results reflecting the MCS acquisition are not materially different from the Company's reported results for the six months ended June 30, 1998.

Effective May 17, 1999 the Company and Moneyscape Holdings, Inc. (a wholly owned subsidiary of Concentrex) acquired 99% and 1%, respectively, of the equity in MECA Software, L.L.C. ("MECA") in exchange for 50,000 shares of Concentrex common stock. The acquisition was accounted for as a purchase. The net purchase price approximated $12.3 million and consisted of the common stock issued, assumption of net liabilities and accrued acquisition costs. The liabilities assumed included $7.5 million of debt owed to certain former members of MECA and was repaid by the Company from proceeds from bank borrowings. The purchase price was allocated to the estimated fair value of the assets acquired, which included the expensing of $3.8 million of in-process research and development and the recognition of approximately a $9.9 million deferred tax asset. The excess of the fair value of the assets acquired over cost (negative goodwill) was allocated to reduce acquired non-current assets. The Company is still obtaining certain data related to the acquisition, and accordingly, the purchase price allocation remains open. The operations of MECA have been included in the Company's results of operations since May 17, 1999.

Unaudited pro forma results of operations, including results of MECA (MCS results are not considered significant and are therefore, to the extent that they are not already included in the actual results, not included in the unaudited pro forma information) for the three month and six month periods ended June 30, 1999 and 1998, assuming such acquisition occurred at the beginning of the periods and includes in process research and development charge related to the MECA acquisition in the periods when incurred.


                                      Three Months Ended                  Six Months Ended
                                           June 30,                           June 30,
                               -------------------------------   --------------------------------
                                    1999              1998            1999              1998
                               -------------    --------------   -------------    ---------------
Total revenues                 $    29,720      $    25,209       $   56,930      $    49,906
Net loss applicable to common
     shareholders              $      (798)     $      (438)      $     (153)     $      (912)
Loss per share - Basic         $     (0.16)     $     (0.09)      $    (0.03)     $     (0.18)
Loss per share - Diluted       $     (0.16)     $     (0.09)      $    (0.03)     $     (0.18)


NOTE 7.  SUBSEQUENT EVENT -- ULTRADATA ACQUISITION

Effective August 13, 1999 the Company acquired all of the outstanding common stock of ULTRADATA Corporation ("Ultradata"). Ultradata provides information management software and solutions for relationship-oriented financial institutions. The acquisition will be accounted for as a purchase. The purchase price was approximately $63.5 million in cash.

NOTE 8.  FINANCING EVENTS

On May 14, 1999 the Company sold 90,000 shares of its common stock to one investor for gross proceeds of $900,000. The proceeds of the issuance were used to repay liabilities acquired in the MECA acquisition.

On May 17, 1999 the Company entered into two lending agreements (the "USNB Lending Agreements") with U.S. Bank National Association ("USNB"). On August 13, 1999 the USNB Lending Agreements were terminated, and all amounts outstanding were repaid, upon completion of the financing described in the following paragraphs. The first USNB Lending Agreement was for a revolving line of credit in an amount not to exceed $5.0 million (the "Revolving Line") to be used for working capital. The Company drew $4.0 million on the Revolving Line on May 17, 1999 and used the proceeds to pay off all amounts owing on a previous line of credit with Bank of America; the Bank of America credit facility with the Company was simultaneously terminated. The annual interest rate on the Revolving Line as of June 30, 1999 was 5.81%. The second USNB Lending Agreement was for a revolving line of credit in an amount not to exceed $15.0 million (the "Acquisition Line") to be used for acquisitions. The Company drew $8.3 million on the Acquisition Line on May 17, 1999 and used the proceeds to pay off certain liabilities assumed in connection with the acquisition of MECA on that date. The Company drew an additional $2.7 million on the Acquisition Line to purchase shares of Ultradata common stock in open market transactions during the quarter ended June 30, 1999. The annual interest rate on the Acquisition Line as of June 30, 1999 was 6.39%.

On August 13, 1999 the Company and its subsidiaries entered into a financing agreement (the "Financing Agreement") with Foothill Capital Corporation ("Foothill") and certain other parties (collectively, the "Lenders") for three credit facilities aggregating $80 million. The credit facilities provided under the Financing Agreement terminate on August 13, 2002.

The first credit facility under the Financing Agreement is a revolving credit facility (the "Foothill Revolver") for up to $15 million, subject to borrowing base restrictions related to accounts receivable of the Company and its subsidiaries. The Foothill Revolver bears interest at an annual rate equal to the prime rate plus 1%. On August 13, 1999 the Company drew $1.7 million under the Foothill Revolver in connection with the Ultradata acquisition and had $7.5 million of availability under that facility. The interest rate on the Foothill Revolver at August 13, 1999 was 9.0%.

The second credit facility under the Financing Agreement is a term loan for $35 million (the "Term A Loan") that bears interest at an annual rate equal to the prime rate plus 2%. The

Term A Loan has scheduled quarterly prepayments of principal beginning in the second quarter of 2000 that are expected to aggregate $19 million over the term of the loan; the expected remaining principal of $16 million is due on August 13, 2002. On August 13, 1999 the Company drew $35 million under the Term A Loan in connection with the Ultradata acquisition. The interest rate on the Term A Loan at August 13, 1999 was 10.0%.

The third credit facility under the Financing Agreement is a term loan for $30 million (the "Term B Loan") that bears interest at an annual rate equal to the prime rate plus 5%. The Term B Loan has no scheduled prepayments of principal. The Term B Loan is due in full on August 13, 2002. On August 13, 1999 the Company drew $30 million under the Term B Loan in connection with the Ultradata acquisition. The interest rate on the Term B Loan at August 13, 1999 was 13.0%.

In connection with the credit facilities provided under the Financing Agreement, the Company issued to the Lenders warrants (the "Lender Warrants") to purchase up to 381,822 shares of the common stock of the Company, which represents 5.0% of the fully diluted common stock of the Company. The exercise price of the Lender Warrants is $12.34 per share. The Company has agreed to register for resale the shares of common stock issuable upon exercise of the Lender Warrants. The Lender Warrants are exercisable through August 13, 2004.

On August 13, 1999 the Company also issued to the Lenders and certain other entities 10% Convertible Subordinated Discount Notes (the "Subordinated Notes") in the aggregate original face amount of $7.4 million (with original issue discount of $1.9 million). The Subordinated Notes are generally non-callable by the Company through August 13, 2002. Interest at 10% per annum accretes on the Subordinated Notes through August 13, 2002 and then becomes payable in cash by the Company if the Subordinated Notes are not redeemed or converted by that date. The Subordinated Notes are convertible into a maximum of 602,534 shares of the Company's common stock at the election of the holders. The actual number of shares into which the Subordinated Notes are convertible depends upon the date of conversion and the amount of interest accreted on the Subordinated Notes through the date of conversion. The Subordinated Notes are due on August 13, 2004 if not previously converted by that date. The Company received gross proceeds of $5.5 million upon issuance of the Subordinated Notes, all of which was used in connection the Ultradata acquisition.

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

OVERVIEW

CFI ProServices, Inc., d/b/a Concentrex Incorporated ("Concentrex" or the "Company") is a leading provider of integrated, PC-based software for financial institutions, including solutions for branch automation, loan origination, new account operations, call centers, cross selling of products and electronic banking. Beginning in January 1999 with the Company's acquisition of Modern Computer Systems, Inc. (MCS), and continuing with the acquisition of ULTRADATA Corporation ("Ultradata") on August 13, 1999, the Company offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The Company combines its technology, banking and legal expertise to deliver knowledge-based software solutions that enable institutions to simplify key business processes such as sales and service, improve productivity, strengthen customer relationships and maintain compliance with both internal business policies and external government regulations. More than 5,000 financial institutions have licensed one or more of the Company's products.

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

Concentrex generates recurring revenue from software maintenance agreements. In 1998 service and support fees, primarily for Laser Pro and Deposit Pro, accounted for approximately 35% of total revenue. Substantially all software customers subscribe to the Company's service and support programs, which provide ongoing product enhancements and, where applicable, updates to facilitate compliance with changing regulations.

The Company's cost structure is relatively fixed over short periods of time and the cost of generating revenue, in aggregate, does not vary significantly with changes in revenue. As a result, the Company typically generates greater profit margins from incremental sales once fixed costs are covered. Conversely, any failure to achieve revenue targets in a particular period would adversely affect profit margins for that period.

The Company believes that sales to larger financial institutions will constitute a higher percentage of total revenue in future periods. Transactions with these larger financial institutions are typically of greater scope, usually involve a greater sales effort over a longer period of time, and require more customization and prolonged acceptance testing. This project oriented business tends to cause growth in unbilled accounts receivable resulting from the use of percentage of completion contracts and deferred payment terms, and also results in increased collection times for billed accounts receivable. These factors, in turn, result in higher days sales outstanding (DSO's) in accounts receivable.

The Company's backlog as of June 30, 1999, was approximately $15.9 million, as compared to approximately $14.0 million as of June 30, 1998. Concentrex's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:


                                           Three Months Ended June 30,             Six Months Ended June 30,
                                        ----------------------------------      -----------------------------
                                               1999               1998                1999              1998
                                        ----------------   -------------        -------------    ------------
Revenue
    Software license fees                          57.7  %        53.3  %              52.0   %        53.8  %
    Service and support                            34.5           39.0                 39.4            38.1
    Other                                           7.8            7.7                  8.6             8.1
                                        ----------------   -------------        -------------    ------------
Total revenue                                     100.0          100.0                100.0           100.0
Gross profit                                       63.1           62.3                 62.4            63.4
Operating expenses
    Sales and marketing                            17.3           23.6                 17.8            23.2
    Product development                            21.5           16.6                 21.4            16.6
    General and administrative                     15.5           11.0                 14.2            12.2
    Amortization of intangibles                     1.5            1.6                  1.7             1.6
    In process research and
    development                                    13.6             --                  7.9              --
                                        ----------------   -------------        -------------    ------------
  Total operating expenses                         69.4           52.8                 63.0            53.6
                                        ----------------   -------------        -------------    ------------
Income (loss) from operations*                     (6.3)           9.5                 (0.6)            9.8
Non-operating expense                              (0.5)          (0.6)                (0.3)           (0.5)
                                        ----------------   -------------        -------------    ------------
Income (loss) before income taxes                  (6.8)           8.9                 (0.9)            9.3
Provision for (benefit from) income
    taxes                                          (3.4)           3.9                 (0.6)            4.1
Preferred stock dividend                            0.1            0.1                  0.1             0.1
                                        ----------------   -------------        -------------    ------------
Net income (loss) applicable to
    common shareholders*                           (3.5) %         4.9  %              (0.4)  %         5.1  %
                                        ================   =============        =============    ============


* Excluding the impact of acquired in-process research and development, income from operations as a percentage of revenue for the three and six month periods ending June 30, 1999 would have been 7.4% and 7.3%, respectively, and net income applicable to common shareholders would have been 3.8% and 3.9% for the same respective periods.


The following table sets forth percentage changes period over period in the statements of income data of the Company:

                                                    Three Months Ended                 Six Months Ended
                                                     June 30,1999 over                June 30, 1999 over
                                                      June 30, 1998                     June 30, 1998
                                                       ------------                      ------------
       Revenue
         Software license fees                                58.6  %                          21.9   %
         Service and support                                  29.4                             29.9
         Other                                                48.5                             32.7
                                                       ------------                      ------------
       Total revenue                                          46.5                             25.8
       Gross profit                                           48.5                             23.8
       Operating expenses
         Sales and marketing                                   7.6                             (3.4)
         Product development                                  89.7                             62.0
         General and administrative                          105.7                             45.4
         Amortization of intangibles                          37.0                             37.6
         In-process research and development                 100.0                            100.0
                                                       ------------                      ------------
       Total operating expenses                               92.7                             47.8
                                                       ------------                      ------------
       Income (loss) from operations*                       (196.2)                          (107.9)
       Non-operating expense                                  19.0                            (25.8)
                                                       ------------                      ------------
       Income (loss) before income taxes                    (210.8)                          (112.4)
       Provision for income taxes                            224.0                            119.7
       Preferred stock dividend                               (4.2)                            (4.2)
                                                       ============                      ============
       Net income (loss) applicable to common
          shareholders*                                     (205.6) %                        (109.3)  %
                                                       ============                      ============


* Excluding the impact of acquired in-process research and development charges, income from operations for the three and six month periods ending June 30, 1999 would have increased 13.4% and decreased 5.8%, respectively, and net income applicable to common shareholders would have increased 15.5% and decreased 3.0% compared to the same respective periods in 1998.


REVENUE

Total revenue increased $8.8 million, or 46.5%, to $27.8 million for the three months ended June 30, 1999 compared to $19.0 million in the comparable period in 1998. Total revenue increased $9.8 million, or 25.8%, to $47.9 million for the six months ended June 30, 1999 compared to $38.1 million in the comparable period in 1998.

Software License Fees. Software license fees include sales of software to customers, fees for software customization and fees related to implementing software and systems at customer sites. Software license fees increased $5.9 million, or 58.6%, to $16.1 million and $4.5 million, or 21.9%, to $24.9 million for the three month and six month periods ended June 30, 1999, respectively, from $10.1 million and $20.5 million for the respective comparable periods in 1998. The increase resulted from increased sales in Lending Products. The Company also recorded revenue of $0.1 million and $0.2 million, respectively, from its Host Processing products for the three months and six months ended June 30, 1999.

PERCENTAGE OF SOFTWARE LICENSE FEES

                                      Three Months Ended June 30,                  Six Months Ended June 30,
                                           1999                1998                   1999                1998
                               -----------------     ----------------     -----------------     ----------------
Lending Products                             62  %               57   %                 60  %               62   %
Retail Delivery Products                     30                  40                     32                  34
Connectivity Products                         8                   3                      8                   4
Host Processing                               0                 N/A                      1                 N/A
                               -----------------     ----------------     -----------------     ----------------
Total                                       100                 100                    100                 100


         LENDING PRODUCTS. Lending products license revenue increased $4.2 million, or 73.2%, to $9.9 million for the three months ended June 30, 1999, and $2.1 million, or 16.6%, to $14.9 million for the six months ended June 30, 1999 over the respective comparable periods in 1998. The increases were primarily due to Laser Pro Lending in Windows and Laser Pro Mortgage.

         RETAIL DELIVERY PRODUCTS. Retail delivery product license revenue increased $0.8 million, or 20.0%, to $4.8 million for the three months ended June 30, 1999, and $1.1 million, or 15.6%, to $8.0 million for the six months ended June 30, 1999, from the respective comparable periods in 1998. The increases were primarily due to revenues from MECA electronic banking products and professional services, and increased revenues from the Company's home banking product, Encore! Personal Branch

         CONNECTIVITY PRODUCTS. Connectivity products license fee revenue increased $0.9 million, or 259.4%, to $1.3 million for the three months ended June 30, 1999, and $1.1 million, or 145.7%, to $1.9 million for the six months ended June 30, 1999, from the respective comparable periods in 1998. The increases resulted from higher sales of the Company's Stargate middleware product.

         HOST  PROCESSING   PRODUCTS.   In  January  1999  Concentrex   acquired
substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS provides back office ("host") data processing and related services to community banks and credit unions. Host Processing products license revenues were $0.1 million and $0.2 million, respectively, for the three and six month periods ended June 30, 1999. No revenues from host processor products are attributable to 1998.

         Effective August 13, 1999, Concentrex acquired all of the outstanding common stock of ULTRADATA Corporation ("Ultradata"). Ultradata provides information management software and solutions for relationship-oriented financial institutions such as credit unions. See Note 7 of Notes to Consolidated Financial Statements. Concentrex intends to combine its application software and electronic commerce products with Ultradata's and MCS's technologies and services to offer commercial banks, credit unions and thrifts of all sizes an integrated real-time information management solution.

SERVICE AND SUPPORT FEES. Service and support fees consist primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support fees increased $2.2 million, or 29.4%, to $9.6 million and $4.3 million, or 29.9%, to $18.8 million for the three and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The increase is primarily attributable to higher maintenance revenue from a larger base of installed products, revenue from MECA's technical support operations acquired in May 1999 and revenue from Host Processing products acquired in January 1999. Service and support fees accounted for 35% and 39% of total revenue, respectively, in the three and six month periods ended June 30, 1999 compared to 39% and 38% for the same periods in 1998.

OTHER REVENUE. Other revenue includes Vendor Payment Systems (VPS) bill payment processing fees, sales of MCS hardware, preprinted forms and supplies, MECA's fulfillment operations and certain consulting revenue. Other revenue increased $0.7 million, or 48.5%, to $2.2 million and $1.0 million, or 32.7%, to $4.1 million for the three month and six month periods ended June 30, 1999, respectively, compared to the same periods in 1998. The increases were led by higher VPS processing fees, MECA's fulfillment operations revenue and higher sales of MCS hardware. Other revenue increased to 8% and 9% of total revenue for the three and six month periods of 1999, respectively, compared to 8% for the comparable periods in 1998.

COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies and bill payment processing costs.

Cost of revenue increased $3.1 million, or 43.1%, to $10.3 million and $4.1 million, or 29.4%, to $18.0 million for the three and six month periods ended June 30, 1999, respectively, compared to $7.2 million and $13.9 million in the same periods in 1998. The increases are primarily attributable to increased amortization of software development costs and to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased.

Amortization of software development costs increased $0.3 million, to $0.8 million, for the three month period ended June 30, 1999 and $0.5 million, to $1.6 million, for the first six months of 1999 from $0.5 million and $1.1 million for the respective comparable periods in 1998. The Company capitalized no software development costs in the three and six month periods ended June 30, 1999 as compared to $0.5 million and $1.1 million for the comparable periods in 1998. Capitalized software development costs net of accumulated amortization were $6.7 million at June 30, 1999.

As a result of Concentrex's acquisitions, costs resulting from royalty payments are expected to increase in future periods. The Company is obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in various acquisitions since June 1994. In addition, the Company is obligated to pay MicroBilt Corporation a fixed amount per OnLine Branch Automation customer converted to the Company's products. The royalty obligations generally extend three to five years from the acquisition date.

Gross margin was 63.1% and 62.4%, respectively, for the three and six month periods ended June 30, 1999 compared to 62.3% and 63.4% in the same periods in 1998. Operating margin declined to (6.3%) and (0.6%) for the three and six month periods ended June 30, 1999 compared to 9.5% and 9.8%, respectively, in 1998. The decrease in operating margin is primarily due to the in-process research and development charge incurred during the second quarter of 1999 in connection with the MECA acquisition.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $4.8 million, or 17.3% of revenue, for the three month period and decreased to $8.5 million, or 17.8% of revenue, for the six month period ended June 30, 1999 compared to $4.5 million, or 23.6% of revenue, and $8.9 million, or 23.2% of revenue, in the respective comparable periods of 1998. The percentage decreases resulted primarily from the MECA acquisition in May 1999, which contributed revenue without commensurate sales and marketing costs.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses were $6.0 million, or 21.5% of revenue, and $10.3 million, or 21.4% of revenue, respectively, for the three month and six month periods ended June 30, 1999, compared to $3.2 million, or 16.6% of revenue, and $6.3 million, or 16.6% of revenue, respectively, in the same periods in 1998. The increases in dollar amount were principally the result of not capitalizing software development costs in the 1999 period and of increased staffing in the development areas of the Company, particularly related to the MECA acquisition.

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

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.3 million, or 15.5% of revenue, for the quarter ended June 30, 1999 and $6.8 million, or 14.2% of revenue, for the first six months of 1999 compared to $2.1 million, or 11.0% of revenue, and $4.6 million, or 12.2% of revenue, respectively, for the same periods in 1998. The increases in dollar amount and in percentages are principally due to the MECA and MCS acquisitions.

AMORTIZATION OF INTANGIBLES. Intangibles include acquisition payments assigned to goodwill, non-competition agreements and customer lists. Amortization of intangibles was $0.4 million and $0.8 million, respectively, for the three and six month periods ended June 30, 1999 compared to $0.3 million and $0.6 million for the comparable periods in 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of MECA in May of 1999, the Company recorded expense of $3.8 million in the second quarter of 1999 for in-process research and development efforts in process at the date of acquisition. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the date of acquisition that had not yet reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require these costs be expensed as incurred. The Company believes these research and development efforts will result in commercially viable products within the next six months, at an additional cost of approximately $500,000 million.


PROVISION FOR INCOME TAXES

The effective tax rate for the three and six month periods ended June 30, 1999 was 49% and 69%, respectively, compared to 44% for the same periods in 1998. The increase in the effective tax rates for the 1999 periods resulted from the $3.8 million in-process research and development charge incurred in the second quarter of 1999.

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

The Company's business has experienced, and is expected to continue to experience, some degree of seasonality due to its customers' budgeting and buying cycles. The Company's strongest revenue quarter in any year is typically its fourth quarter and its weakest revenue quarter is typically its second quarter. Customers' purchases are tied closely to their internal budget processes. For some of the Company's customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, the Company's incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, the Company usually experiences increased sales orders in the last quarter. This pattern may be altered in 1999 as Year 2000 issues, including regulatory requirements and internal business process decisions, affect customers' buying decisions.

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

The review and assessment of the Company's internal systems is complete. The Company's internal accounting system, including those components used for the Company's invoicing and bill payment, has been evaluated by the vendor and has been represented to be Year 2000 compliant. The Company plans to routinely backup its financial data through the end of 1999 and will develop a contingency plan with respect to the accounting system in the second half of 1999. The Company anticipates that its customer support and call tracking system will be Year 2000 compliant after installation of an update scheduled to occur in the third quarter of 1999. The cost of the update is estimated to be immaterial.

The Company completed the survey of its software vendors in the fourth quarter of 1998. The bulk of the Company's vendors have already provided compliant versions of their software. The Company continues to monitor all material third party software not indicated to be Year 2000 compliant and believes that few vendors, if any, will not provide compliant versions by the middle of 1999.

The Company has received representations that its phone and voice mail systems became Year 2000 compliant through upgrades completed during the second quarter of 1999. As to its phone service providers, the Company has offices located at 12 disparate geographical locations all served by different local phone service providers and the Company contracts with two long distance carriers. Consequently, the Company can shift telecommunications through any of these locations should any other location be down. Further, neither the Company's base software nor updates are provided exclusively via downloading. Virtually all of the Company's base software and updates are provided to customers through magnetic media.

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

For standard products that will continue to be offered, but are not currently Year 2000 compliant, the Company has developed and executed a plan for resolving such compliance-related issues. A matrix describing the Company's product compliance (including a comprehensive definition to determine such compliance) has been communicated to the Company's customers and is available for review on the Company's website. The financial impact of making the required changes to the software programs is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company acquired all of the equity interests in MECA in May 1999 and in Ultradata in August 1999. Although the products of both organizations are represented as being Year 2000 compliant, none of the products of MECA or Ultradata are included in the foregoing discussion. The Company intends to complete its Year 2000 review of the MECA and Ultradata products during the third quarter of 1999 consistent with the standards established for the Company's other products.

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

The Company has developed a standard Year 2000 compliance warranty and is offering it to customers with respect to those products that will continue to be offered into the next century. This warranty is consistent with the Company's standard product warranties, extends no indemnities, and maintains the liability cap applying otherwise in its licenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5.6 million for the six months ended June 30, 1999 compared to $6.3 million for the same period in 1998. Working capital decreased $4.4 million to $12.6 million at June 30, 1999 from $17.0 million at December 31, 1998. The decrease resulted primarily from liabilities assumed in the MECA acquisition in May 1999.

Net cash used in investing activities was $7.8 million for the six months ended June 30, 1999 compared to $2.4 million for the same period in 1998. The increase in cash used in investing activities is due principally to cash used in the MCS acquisition and investments in Ultradata stock. See Note 8 of Notes to Consolidated Financial Statements.

Net cash provided by financing activities of $3.0 million during the six months ended June 30, 1999 was principally attributable to net proceeds from the Company's lines of credit and from the sale of common stock, offset in part by payments on long term debt assumed in the MECA acquisition and cash used for the repurchase of common stock. Net cash used in financing activities of $1.3 million for the same period in 1998 was primarily attributable to payments on the Company's line of credit.

Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 100 days at June 30, 1999 compared to 108 days June 30, 1998. The Company's project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were

$7.1 million, or 22.9% of total accounts receivable, at June 30, 1999 compared to $5.2 million, or 22.3% of total accounts receivable, at June 30, 1998.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations plus a revolving line of credit up to $15.0 million, of which $7.5 million was available at August 13, 1999. See Note 8 of Notes to Consolidated Financial Statements for a description of the Company's current credit facilities.

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

                           PART II - OTHER INFORMATION

ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 14, 1999 at which the following actions were taken:

1. The shareholders elected three nominees for Class 3 Director to the Board of Directors of the Company. The three Class 3 Directors elected, along with the voting results, are as follows:

                                No. of                           No. of
Name                        Shares Voting For            Shares Withheld Voting
----                        -----------------            -----------------------
J. Kenneth Brody              4,341,171                          232,132
Robert T. Jett                4,341,371                          231,932
Lorraine O. Legg              4,326,471                          246,832

2. The shareholders approved an amendment to the Company's 1995 Consolidated and Restated Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder by 500,000 shares (2,281,131 shares were voted affirmatively, 1,522,950 shares were voted negatively, 7,007 shares abstained from voting and there were 762,215 broker non-votes).

3. The shareholders approved an amendment to the Company's Restated Outside Director Compensation and Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued thereunder by 100,000 shares
(2,817,157 shares were voted affirmatively, 983,326 shares were voted negatively, 10,605 shares abstained from voting and there were 762,215 broker non-votes).

4. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1999 (4,547,282 shares were voted affirmatively, 23,021 shares were voted negatively and 3,000 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as part of this report are listed below:

Exhibit Number and Description

10.1 Financing Agreement dated as of August 13, 1999 among Registrant, ULTRADATA Corporation, MECA Software, L.L.C., Moneyscape Holdings, Inc., Foothill Capital Corporation, Ableco Finance L.L.C., Levine Leichtman Capital Partners II, L.P. and Foothill Partners III, L.P.

10.2     Third  Amendment  to  Office  Lease   dated  August  11,  1999  between
         Registrant and John Hancock Mutual Life Insurance Company.

10.3 Employment, Confidentiality and Invention Agreement dated December 12, 1997, as amended May 27, 1999 among Registrant, MECA Software L.L.C. and Paul D. Harrison (Confidential treatment has been requested with respect to certain information).

27       Financial Data Schedule


(b) Reports on Form 8-K

A Form 8-K was filed with the Securities and Exchange Commission on June 2, 1999 with respect to the acquisition of MECA Software, L.L.C. by the Registrant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 16, 1999         CFI PROSERVICES, INC.

                                By: /s/ MATTHEW W. CHAPMAN
                                ------------------------------------
                                Matthew W. Chapman
                                Chairman and Chief Executive Officer
                                (Principal Executive Officer)



                                By: /s/ KURT W. RUTTUM
                                ------------------------------------
                                Kurt W. Ruttum
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)