Form 10-Q
period 1999-09-30
CFI PROSERVICES INC
filed 1999-11-15
CIK 908180

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

                     --------------------------------------


                                   (Mark One)
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

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
                                                               Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                         5,219,592
        (Class)                             (Outstanding at November 10, 1999)

The index to exhibits appears on page 24 of this document.

================================================================================

                              CFI PROSERVICES, INC.
                                       dba
                             CONCENTREX INCORPORATED
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                              Page

Item 1.         Financial Statements

                Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                          2

                Consolidated Statements of Operations - Three  Months and
                Nine Months Ended September 30, 1999 and 1998                  3


                Consolidated Statements of Cash Flows - Nine Months Ended
                September 30, 1999 and 1998                                    4


                Notes to Consolidated Financial Statements                     5

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11


PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                              24

Signatures                                                                    25

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            September 30,      December 31,
                                                                                1999                 1998
                                                                          ------------------   -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                             $                 -  $            3,589
  Restricted cash                                                                       866                   -
  Investments                                                                           205                 206
  Receivables, net of allowances of  $3,445 and $2,600                               34,807              29,701
  Inventory                                                                             999                 249
  Deferred tax asset                                                                  1,920               1,341
  Prepaid expenses and other current assets                                           3,642               1,604
                                                                          ------------------   -----------------
          Total Current Assets                                                       42,439              36,690

Property and equipment, net of accumulated
  depreciation of $11,985 and $9,947                                                  8,000               4,534
Software development costs, net of accumulated
  amortization of $4,837 and $3,368                                                   5,998               8,277
Purchased software costs, net of accumulated
  amortization of $448 and $19                                                        8,163                 211
Goodwill, net of accumulated amortization
  of $6,621 and $4,763                                                               58,771               6,190
Deferred tax asset                                                                    9,862                 355
Other assets                                                                          5,306                 524
                                                                          ==================   =================
          Total Assets                                                  $           138,539  $           56,781
                                                                          ==================   =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                                        $               547  $                -
  Accounts payable                                                                    4,350               1,986
  Accrued expenses                                                                   14,344               8,017
  Deferred revenues                                                                  10,206               5,300
  Customer deposits                                                                   3,797               3,681
  Line of credit                                                                      5,396                   -
  Current portion of long-term debt                                                   2,531                 261
  Other current liabilities                                                             303
  Income taxes payable                                                                    -                 473
                                                                          ------------------   -----------------
          Total Current Liabilities                                                  41,474              19,718

Commitments and Contingencies
Long-term Debt, less current portion                                                 63,026               5,693
Other Long-term Liabilities                                                             876                   -

Convertible Subordinated Notes                                                        5,619                   -

Mandatory Redeemable Class A Preferred Stock                                            731                 738

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                                           -                   -
  Common stock, no par value, 10,000,000 shares authorized,
   5,217,491 and 5,032,977 shares issued and outstanding                             25,087              19,689
  Retained earnings                                                                   1,726              10,943
                                                                          ------------------   -----------------
          Total Shareholders' Equity                                                 26,813              30,632
                                                                          ------------------   -----------------
          Total Liabilities and Shareholders' Equity                    $           138,539  $           56,781
                                                                          ==================   =================

The accompanying notes are an integral part of these consolidated balance sheets

                              CFI PROSERVICES, INC.
                           dba CONCENTREX INCORPORATED
                      CONSOLIDATED SATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                               ----------------------------   ----------------------------
                                                                   1999            1998           1999            1998
                                                               ------------   -------------   -------------   ------------
Revenue

Application Software Product Line
  Software license fees                                        $     11,981   $      14,239   $      34,962   $     33,882
  Service and support                                                 7,726           6,801          23,196         20,453
Information Management Product Line
  Software license fees                                               1,396               -           1,578              -
  Service and support                                                 2,430               -           3,973              -
e-Commerce Product Line
  Software license fees                                                 297             290           1,414          1,097
  Service and support                                                 3,261           1,123           7,264          2,862
Ancillary Products                                                    2,472             733           5,058          2,945
                                                               ------------   -------------   -------------   ------------
         Total Revenue                                               29,563          23,186          77,445         61,239
Cost of Revenue                                                      11,563           7,773          29,569         21,688
                                                               ------------   -------------   -------------   ------------
         Gross Profit                                                18,000          15,413          47,876         39,551
Operating Expenses
  Sales and marketing                                                 4,952           5,203          13,498         14,054
  Product development                                                 6,737           4,129          17,004         10,467
  General and administrative                                          5,373           2,794          12,115          7,430
  Goodwill amortization                                                 690             297           1,506            890
  Acquired in-process research and development and
     other charges                                                    6,721               -          10,521              -
                                                               ------------   -------------   -------------   ------------
         Total Operating Expenses                                    24,473          12,423          54,644         32,841
                                                               ------------   -------------   -------------   ------------
         Income (Loss) from Operations                               (6,473)          2,990          (6,768)         6,710
Non-operating Income (Expense)
  Interest expense                                                   (1,642)           (118)         (1,957)          (337)
  Interest income                                                        70              80             214            209
  Other, net                                                            165             (64)            192           (168)
                                                               ------------   -------------   -------------   ------------
         Total Non-operating Expense                                 (1,407)           (102)         (1,551)          (296)
                                                               ------------   -------------   -------------   ------------
Income (Loss) before Income Taxes                                    (7,880)          2,888          (8,319)         6,414
Provision for Income Taxes                                            1,134           1,271             829          2,822
                                                               ------------   -------------   -------------   ------------
Net Income (Loss)                                                    (9,014)          1,617          (9,148)         3,592
Preferred Stock Dividend                                                 23              24              69             72
                                                               ------------   -------------   -------------   ------------
Net Income (Loss) Applicable to Common Shareholders            $     (9,037)  $       1,593   $      (9,217)  $      3,520
                                                               =============  ==============  ==============  =============
Basic Net Income (Loss) Per Share                              $      (1.74)  $        0.32   $       (1.81)  $       0.70
                                                               =============  ==============  ==============  =============
Diluted Net Income (Loss) Per Share                            $      (1.74)  $        0.31   $       (1.81)  $       0.68
                                                               =============  ==============  ==============  =============


The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                           dba CONCENTREX INCORPORATED
                      CONSOLIDATED SATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                       Nine months ended September 30,
                                                                                   -------------------------------------
                                                                                         1999                1998
                                                                                   ----------------   ------------------
Cash flows from operating activities:
  Net income (loss) applicable to common shareholders                              $         (9,217)  $            3,520
  Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:
      Depreciation and amortization                                                           6,549                4,889
      Interest accreted on mandatory redeemable preferred stock                                  71                   72
      Interest accreted on notes payable                                                        140                   70
      Amortization of debt discount and deferred loan costs                                     311                    -
      Equity in losses attributable to joint venture                                              -                  248
      Write off of in process research and development                                        9,000                    -
      Expense for stock warrants issued                                                         124                    -
      Expense for ESSOP shares issued                                                           955                    -
      (Increase) decrease in assets, net of effects from purchase of businesses:
             Receivables, net                                                                 1,129                4,779
             Inventories, net                                                                  (114)                  25
             Prepaid expenses and other assets                                                 (494)                 351
      Increase  (decrease)  in  liabilities,  net of effects  from  purchase  of businesses:
             Drafts payable                                                                     547                    -
             Accounts payable                                                                   850                 (415)
             Accrued expenses                                                                (3,255)              (1,593)
             Deferred revenues                                                                1,351               (5,560)
             Customer deposits                                                               (2,710)                  69
             Other current liabilities                                                          186                    -
             Income taxes payable                                                              (473)                (255)
                                                                                   ----------------   ------------------
                Net cash provided by operating activities                                     4,950                6,200

Cash flows from investing activities:
  Expenditures for property and equipment                                                    (2,058)              (1,216)
  Software development costs capitalized                                                          -               (1,054)
  Investment in joint venture                                                                     -                 (510)
  Proceeds from long-term note receivable                                                       115                  235
  Cash paid for acquisition of Modern Computer Systems, Inc.
    net of cash received                                                                     (5,591)                   -
  Cash received in acquisition of MECA Software, LLC                                            965                    -
  Cash paid for acquisition of ULTRADATA Corporation, net of                                (59,940)                   -
    cash received
  Cash paid for TDS                                                                             (98)                   -
                                                                                   ----------------   ------------------
           Net cash used in investing activity                                              (66,607)              (2,545)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                                              1,396               (1,310)
  Payments on long-term debt                                                                 (7,645)                (579)
  Proceeds from long term debt                                                               65,000                    -
  Proceeds from issuance of convertible subordinated notes                                    5,550                    -
  Payment of deferred loan costs                                                             (5,071)                   -
  Payments on mandatory redeemable preferred stock                                              (78)                 (78)
  Proceeds from issuance of common stock                                                        927                  767
  Repurchase of common stock                                                                 (1,145)                   -
                                                                                   ----------------   ------------------
           Net cash provided by (used in) financing activities                               58,934               (1,200)
                                                                                   ----------------   ------------------

Increase (decrease) in cash and cash equivalents                                             (2,723)               2,455

Cash and cash equivalents (including restricted cash):
  Beginning of period                                                                         3,589                   20
                                                                                   ----------------   ------------------
  End of period                                                                    $            866   $            2,475
                                                                                   ================   ==================

The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                           dba CONCENTREX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Tabular amounts in thousands, except per share amounts
                           or as otherwise indicated)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for the three and nine month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from the audited financial statements contained in the 1998 Annual Report on Form 10-K as filed by CFI ProServices, Inc., d/b/a Concentrex Incorporated ("Concentrex" or the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                                        Nine Months Ended September 30,
                                                                    -----------------------------------------
                                                                          1999                  1998
                                                                    -----------------    --------------------
Cash paid during the period for income taxes                        $         1,976       $         3,076
Cash paid during the period for interest and dividends                        2,526                   346



Noncash investing and financing activities were as follows:

                                                                        Nine Months Ended September 30,
                                                                    -----------------------------------------
                                                                          1999                  1998
                                                                    -----------------    --------------------
Tax benefit from  exercise of nonqualified stock
       options                                                      $        --          $         56
Increase in goodwill for accrued acquisition related
       contingent royalties                                                 396                   481
Reclassification of bank line of credit to long-term debt                    --                 4,000
Issuance of common stock in connection with
       acquisition of Modern Computer Systems, Inc.                         650                    --
Issuance of common stock in connection with
       acquisition of MECA Software, LLC                                    569                    --
Assumption of debt in connection with acquisition of
       MECA Software, LLC                                                 7,500                    --
Fair value of stock warrants issued in connection with                    1,667                    --
       financings
Fair value of stock options converted in connection with
      acquisition of ULTRADATA Corporation                                1,651                    --


NOTE 3.   EARNINGS PER SHARE

Following is a  reconciliation  of basic  earnings per share ("EPS") and diluted
EPS:


  Three Months Ended September 30,             1999                             1998
  ---------------------------------------    -----------------------------    -----------------------------
                                                                   Per                              Per
                                                                  Share                            Share
  Basic EPS                                     Loss    Shares    Amount        Income    Shares   Amount
  ---------                                  --------- -------- ----------    --------- --------- ---------
  Net income (loss) applicable to common
    shareholders                              $ (9,037) 5,197   $  (1.74)     $   1,593   5,017    $ 0.32
                                                                ==========                        =========
  Effect of dilutive securities:
    Stock options                                          --                               117
                                             ------------------               -------------------

  Diluted EPS
  -----------
  Net income (loss) applicable to
    common shareholders                       $ (9,037) 5,197   $  (1.74)     $   1,593   5,123    $ 0.31
                                                                ==========                        =========




   Nine Months Ended September 30,           1999                             1998
  ---------------------------------------    -----------------------------    -----------------------------
                                                                   Per                              Per
                                                                  Share                            Share
  Basic EPS                                     Loss    Shares    Amount        Income    Shares   Amount
  ---------                                  --------- -------- ----------    --------- --------- ---------
  Net income (loss) applicable to common
    shareholders                              $ (9,217) 5,102   $  (1.81)     $   3,520   5,005    $ 0.70
                                                                ==========                        =========
  Effect of dilutive securities:
    Stock options                                          --                               174
                                             ------------------               -------------------

  Diluted EPS
  -----------
  Net income (loss) applicable to
    common shareholders                       $ (9,217) 5,102   $  (1.81)     $   3,520   5,179    $ 0.68
                                                                ==========                        =========

The number of options and warrants to purchase shares of common stock and the assumed conversion of convertible subordinated notes that were excluded from the table above (as the effect would have been anti-dilutive) were 2,377,346 and 447,400 for the three months ended September 30, 1999 and 1998, respectively, and 2,377,346 and 298,700 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 4.   STOCK REPURCHASE

During January 1999 the Company's Board of Directors authorized a repurchase of up to $5.0 million of the Company's Common Stock. During the quarter ended March 31, 1999 the Company repurchased 88,200 shares of its Common Stock for $1.1 million. The Company did not repurchase any shares during subsequent quarters.

NOTE 5.   CLASSIFICATION OF REVENUE

During the three months ended September 30, 1999, Concentrex reorganized itself into four product lines: Application Software, Information Management, e-Commerce and Ancillary Products. Prior period revenues have been reclassified for all periods included herein to reflect the new product lines. Total revenues did not change as a result of this reclassification.

NOTE 6.   ACQUISITIONS

Effective January 1, 1999 the Company acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The acquisition was accounted for as a purchase, resulting in approximately $7.0 million of goodwill, intangibles and purchased software. The purchase price was $6.0 million in cash and $650,000 of common stock. The Company is still obtaining certain data related to the acquisition, and, accordingly, the purchase price allocation remains open. The operations of MCS have been included in the Company's results of operations since January 1, 1999. The 1998 pro forma results reflecting the MCS acquisition are not materially different from the Company's reported results for the nine months ended September 30, 1998.

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

Effective August 13, 1999 Concentrex acquired all of the outstanding common stock of ULTRADATA Corporation ("ULTRADATA"). ULTRADATA provides information management software and solutions for relationship-oriented financial institutions. The acquisition was accounted for as a purchase, resulting in approximately $53.6 million of goodwill, intangibles and purchased software. These amounts are being amortized over a period of 6 to 20 years. The purchase price was $66.3 million, including acquisition-related expenses. The purchase price was allocated to the estimated fair value of the assets acquired, which included the expensing of $5.2 million of in-process research and development. The Company is still obtaining certain data related to the acquisition, and, accordingly, the purchase price allocation remains open. The operations of ULTRADATA have been included in the Company's results of operations since August 13, 1999.

Unaudited pro forma results of operations, including results of ULTRADATA and MECA (MCS results are not considered significant and are therefore, to the extent that they are not already included in the actual results, not included in the unaudited pro forma information) for the three month and nine month periods ended September 30, 1999 and 1998, assuming such acquisitions occurred at the beginning of 1998 and includes in process research and development charge related to the ULTRADATA and MECA acquisitions in the periods when incurred.


                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                     September 30,
                                         -------------------------------   --------------------------------
                                              1999              1998            1999              1998
                                         -------------    --------------   -------------    ---------------
Total revenues                           $      31,537    $    37,836      $   102,048      $   102,041
Net loss applicable to common
     Shareholders                        $      (9,808)   $    (1,167)     $   (17,471)     $    (5,585)
Loss per share - Basic                   $       (1.89)   $     (0.23)     $     (3.41)     $     (1.10)
Loss per share - Diluted                 $       (1.89)   $     (0.23)     $     (3.41)     $     (1.10)


NOTE 7.  FINANCING EVENTS

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

The first credit facility under the Financing Agreement is a revolving credit facility (the "Foothill Revolver") for up to $15 million, subject to borrowing base restrictions related to accounts receivable of the Company and its subsidiaries. The Foothill Revolver bears interest at an annual rate equal to the prime rate plus 1.0%. On August 13, 1999 the Company drew $1.7 million under the Foothill Revolver in connection with the Ultradata acquisition. The interest rate on the Foothill Revolver at August 13, 1999 was 9.0% and was 9.25% at September 30, 1999.

The second credit facility under the Financing Agreement is a term loan for $35 million (the "Term A Loan") that bears interest at an annual rate equal to the prime rate plus 2.0%. The Term A Loan has scheduled quarterly prepayments of principal beginning in the second quarter of 2000 that are expected to aggregate $19 million over the term of the loan; the expected remaining principal of $16 million is due on August 13, 2002. On August 13, 1999 the Company drew $35 million under the Term A Loan in connection with the Ultradata acquisition. The interest rate on the Term A Loan at August 13, 1999 was 10.0% and was 10.25% at September 30,1999.

The third credit facility under the Financing Agreement is a term loan for $30 million (the "Term B Loan") that bears interest at an annual rate equal to the prime rate plus 5.0%. The Term B Loan has no scheduled prepayments of principal. The Term B Loan is due in full on August 13, 2002. On August 13, 1999 the Company drew $30 million under the Term B Loan in connection with the Ultradata acquisition. The interest rate on the Term B Loan at August 13, 1999 was 13.0% and was 13.25% at September 30, 1999.

In connection with the credit facilities provided under the Financing Agreement, the Company issued to the Lenders warrants (the "Lender Warrants") to purchase up to 381,822 shares of the common stock of the Company, which represents 5.0% of the fully diluted common stock of the Company. The exercise price of the Lender Warrants is $12.34 per share. The Company has agreed to register for resale the shares of common stock issuable upon exercise of the Lender Warrants. The Lender Warrants are exercisable through August 13, 2004. The Company also issued warrants to purchase 58,000 shares of common stock to the debt placement agent in connection with obtaining the credit facilities under the Financing Agreement. The warrants issued to the debt placement agent have the same terms as the Lender Warrants. The Company recorded the fair value of the warrants as debt discount and deferred loan costs as appropriate.

On August 13, 1999 the Company also issued 10% Convertible Subordinated Discount Notes (the "Subordinated Notes") in the aggregate original face amount of $7.4 million (with original issue discount of $1.9 million). The Subordinated Notes are generally non-callable by the Company through August 13, 2002. Interest at 10% per annum accretes on the Subordinated Notes through August 13, 2002 and then becomes payable in cash by the Company if the Subordinated Notes are not redeemed or converted by that date. The Subordinated Notes are initially convertible into a maximum of 602,534 shares of the Company's common stock at the election of the holders. The actual number of shares into which the Subordinated Notes are convertible depends upon the date of conversion and the amount of interest accreted on the Subordinated Notes through the date of conversion. The conversion price of the Subordinated Notes is initially $12.34 per share. If the average closing price of the Company's common stock for the 10 trading days ending on August 12, 2000 is less than $12.34 per share, the conversion price will be reduced at that time to equal such average price. The Subordinated Notes are due on August 13, 2004 if not previously converted by that date. The Company received gross proceeds of $5.5 million upon issuance of the Subordinated Notes, all of which was used in connection the Ultradata acquisition.

At September 30,1999 and December 31,1998, long-term debt consisted of the following:



                                                                                    September 30,       December 31,
                                                                                       1999                 1998
                                                                                 ------------------   ------------------
Term A Loan                                                                      $         35,000     $             --

Term B Loan                                                                                30,000                   --

Debt discount related to fair value of warrants                                            (1,387)                  --

Note payable, in relation to Halcyon acquisition,  with imputed interest at
8.0%, due in quarterly  installments of $50,  including  interest,  payable
through 2001                                                                                  299                  449

Note payable, assumed in the Halcyon acquisition, in monthly installments of $6, including interest imputed at 8.5%, with final payment due October
2004                                                                                          276                  307

Guaranteed  royalties  to be paid in  relation to Input  acquisition,  with
imputed interest at 6.0%, payable through March 2001                                          913                1,148

TSTG non-compete payments through April 1999                                                   --                   50

Note  payable,  assumed  in  the  ULTRADATA  acquisition,  due  in  monthly                   456                   --
installments of $29, including interest at the rate of 10.0%

Long-term portion of line of credit                                                            --                4,000
                                                                                ------------------   ------------------
                                                                                           65,557                5,954
Less current portion of long-term debt                                                     (2,531)                (261)

                                                                                ==================   ==================
Long-term debt                                                                $            63,026  $             5,693
                                                                                ==================   ==================

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

OVERVIEW

CFI ProServices, Inc., dba Concentrex Incorporated ("Concentrex" or the "Company") is a leading provider of technology powered solutions to deliver financial services, including solutions for real-time back office accounting, branch automation, loan origination, new account opening, call centers, cross-selling products, and electronic commerce.

The Company began doing business under the name "Concentrex Incorporated" on July 1, 1999. It previously did business as CFI ProServices, Inc., which will remain its legal name until its shareholders change it. The Company anticipates that its shareholders will formally approve changing the name to Concentrex Incorporated at the next regularly scheduled shareholder meeting in May 2000. The Company's new Nasdaq trading symbol is "CCTX".

Concentrex made three acquisitions during the nine months ended September 30, 1999. Concentrex acquired Modern Computer Systems (MCS) as of January 1, 1999, MECA Software LLC (MECA) as of May 17, 1999 and ULTRADATA Corporation (ULTRADATA) as of August 13, 1999. All three acquisitions were accounted for as purchases and have been reflected in the results of operations presented herein since their respective acquisition dates.

During the third quarter ended September 30, 1999, Concentrex reorganized itself into four product lines: Application Software, Information Management, e-Commerce and Ancillary Products. Accordingly, Concentrex reclassified its operating revenue data for all periods included herein to reflect the new product lines. Total revenue did not change as a result of this reclassification.

The Company's backlog as of September 30, 1999, was $17.3 million compared to $12.0 million as of September 30, 1998. Concentrex's backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of the Company's revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth statements of income data of the Company expressed as a percentage of total revenue for the periods indicated:


                                          Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                        --------------------------------        -----------------------------
                                              1999             1998                 1999             1998
                                        ----------------   -------------        -------------    ------------
Revenue
    Application Software                           66.7 %         90.7   %             75.1   %        88.7     %
    Information Management                         12.9             --                  7.2              --
    e-Commerce                                     12.0            6.1                 11.2             6.5
    Ancillary Products                              8.4            3.2                  6.5             4.8
                                        ----------------   -------------        -------------    ------------
Total revenue                                     100.0          100.0                100.0           100.0
Gross profit                                       60.9           66.5                 61.8            64.6
Operating expenses
     Sales and marketing                           16.8            22.4                17.4            22.9
     Product development                           22.8            17.8                22.0            17.1
    General and administrative                     18.2            12.1                15.6            12.1
    Amortization of intangibles                     2.3             1.3                 1.9             1.5
 In process research and development
  and other charges                                22.7              --                13.6              --
                                        ----------------   -------------        -------------    ------------
Total operating expenses                           82.8            53.6                70.6            53.6
                                        ----------------   -------------        -------------    ------------
Income (loss) from operations*                   (21.9)            12.9               (8.7)            11.0
Non-operating expense                            (4.8)             (0.4)              (2.0)             (0.5)
                                        ----------------   -------------        -------------    ------------
Income (loss) before income taxes                (26.7)            12.5              (10.7)            10.5
Provision for (benefit from) income
    taxes                                           3.8             5.5                 1.1             4.6
Preferred stock dividend                            0.1             0.1                 0.1             0.1
                                        ----------------   -------------        -------------    ------------
Net income (loss) applicable to
    common shareholders*                         (30.6) %           6.9  %           (11.9)   %         5.7     %
                                        ================   =============        =============    ============


* Excluding the impact of acquired in-process research and development and other charges, income (loss) from operations as a percentage of revenue for the three and nine month periods ending September 30, 1999 would have been 0.8% and 4.8%, respectively, and net income (loss) applicable to common shareholders would have been (9.8)% and 0.9% for the same respective periods.




REVENUE

Total revenue increased $6.4 million, or 27.5%, to $29.6 million for the three months ended September 30, 1999 compared to $23.2 million in the comparable period in 1998. Total revenue increased $16.2 million, or 26.5%, to $77.4 million for the nine months ended September 30, 1999 compared to $61.2 million in the comparable period in 1998.

Concentrex has increased the percentage of its service and support revenue. Concentrex believes that service and support revenue is more predictable and recurring than is software license revenue. Service and support revenue accounted for 45.4% and 34.2% of Concentrex's total revenue in the three months ended September 30, 1999 and 1998, respectively, and accounted for 44.5% and 38.1% of Concentrex's total revenue in the nine months ended September 30, 1999 and 1998.


                             Revenue By Product Line
                                 (in $millions)

                                      Three Months Ended Sept. 30,              Nine Months Ended Sept. 30,
                                         1999               1998                1999                  1998
                                     ------------    ----------------     -----------------     ----------------
Application Software
   Software License Revenue               $ 12.0             $ 14.3                 $ 34.9              $ 33.8
   Service & Support Revenue                 7.7                6.8                   23.2                20.5
                                     ------------    ----------------     -----------------     ----------------
         Subtotal                           19.7               21.1                   58.1                54.3

Information Management
   Software License Revenue                  1.4                 --                    1.6                  --
   Service & Support Revenue                 2.4                 --                    4.0                  --
                                     ------------    ----------------     -----------------     ----------------
         Subtotal                            3.8                 --                    5.6                  --


e-Commerce
   Software License Revenue                  0.3                0.3                    1.4                 1.1
   Service & Support Revenue                 3.3                1.1                    7.2                 2.9
                                     ------------    ----------------     -----------------     ----------------
                                             3.6                1.4                    8.6                 4.0

Ancillary Products                           2.5                0.7                    5.1                 2.9
                                     ------------    ----------------     -----------------     ----------------

Total Revenue                            $ 29.6               $23.2                  $77.4               $61.2
                                     ============    ================     =================     ================



APPLICATION SOFTWARE PRODUCT LINE. The Application Software product line includes the lending, branch automation and connectivity software products and support services previously provided by CFI ProServices, Inc. Total revenue in the Application Software product line decreased $1.4 million, or 6.3%, to $19.7 million in the three months ended September 30, 1999 from $21.1 million in the three months ended September 30, 1998. The decline in revenue resulted principally from lower software license revenue due to Year 2000 pressures that caused Concentrex's financial institution customers to postpone their decisions on new software purchases and to slow or temporarily suspend implementation projects, offset in part by higher service and support revenue. Application Software license revenue decreased $2.3 million, or 15.9%, to $12.0 million in the three months ended September 30, 1999 from $14.2 million in the three months ended September 30, 1998.

Service and support revenue consists primarily of recurring software support charges and revenue from training customers in the use of the Company's products. Substantially all of the Company's software customers subscribe to its support services, which provide for the payment of annual or quarterly maintenance fees. Service and support revenue in the Application Software product line increased $0.9 million, or 13.6%, to $7.7 million in the three months ended September 30, 1999 from $6.8 million in the three months ended September 30, 1998. The increase is primarily due to higher maintenance revenue from a larger base of installed products.

Total revenue in the Application Software product line increased $3.8 million, or 7.0%, to $58.1 million in the nine months ended September 30, 1999 from $54.3 million in the nine months ended September 30, 1998. Application Software license revenue increased $1.1 million, or 3.3%, to $34.9 million in the nine months ended September 30, 1999 from $33.8 million in the nine months ended September 30, 1998. The increase was primarily due to higher revenues from Concentrex's mortgage origination products, offset in part by lower branch automation license revenue. Service and support revenue in the Application Software product line increased $2.7 million, or 13.4%, to $23.2 million in the nine months ended September 30, 1999 from $20.5 million in the nine months ended September 30, 1998. The increase is primarily due to higher maintenance revenue from a larger base of installed products.

INFORMATION MANAGEMENT PRODUCT LINE. The Information Management product line includes the core ("host") processing products acquired by Concentrex from ULTRADATA in August 1999 and from Modern Computer Systems, Inc. ("MCS") in January 1999. Concentrex had no Information Management revenue in the three or nine months ended September 30, 1998. Revenue for the three and nine months ended September 30, 1999 consists of revenue from MCS and ULTRADATA since their acquisition dates.

Total revenue in the Information Management product line was $3.8 million and $5.6 million in the three and nine months ended September 30, 1999, respectively. License fee revenue was $1.4 million and $1.6 million in the three and nine months ended September 30, 1999, respectively. Service and support revenue was $2.4 million and $4.0 million in the three and nine months ended September 30, 1999, respectively.

E-COMMERCE PRODUCT LINE. The e-Commerce product line includes the home banking and bill payment products previously sold by CFI ProServices, Inc. and the professional services and technical support services acquired from MECA in May 1999.

Total revenue in the e-Commerce product line increased $2.2 million, or 152%, to $3.6 million in the three months ended September 30, 1999 from $1.4 million in the three months ended September 30, 1998. e-Commerce license revenue remained unchanged in the three months ended September 30, 1999 and 1998 at $0.3 million. Service and support revenue in the e-Commerce product line increased $2.2 million, or 190%, to $3.3 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998. The increase was primarily due to the acquisition of MECA's technical support operations in May 1999, and to a 98.2% increase in revenue from Concentrex's on-line bill payment services.

Total revenue in the e-Commerce product line increased $4.6 million, or 119%, to $8.6 million in the nine months ended September 30, 1999 from $4.0 million in the nine months ended September 30, 1998. e-Commerce license revenue increased $0.3 million, or 28.9%, to $1.4 million in the nine months ended September 30, 1999 from $1.1 million in the nine months ended September 30, 1998. Service and support revenue in the e-Commerce product line increased $4.3 million, or 154%, to $7.2 million in the nine months ended September 30, 1999 from $2.9 million in the nine months ended September 30, 1998. The increase was primarily due to the acquisition of MECA's technical support operations in May 1999, and to a 96.6% increase in revenue from Concentrex's on-line bill payment services.

ANCILLARY PRODUCTS. The Ancillary Products product line includes preprinted forms, font cartridges and modems previously sold by CFI ProServices, Inc., license revenue from a personal financial management software product acquired from MECA in May 1999 and fulfillment services acquired from MECA. Concentrex anticipates that revenue from MECA's legacy personal financial management software product will decline in future periods because it is no longer being actively marketed.

Revenue in the Ancillary Products product line increased $1.8 million, or 237%, to $2.5 million in the three months ended September 30, 1999 from $0.7 million in the three months ended September 30, 1998. Total revenue in the Ancillary Products product line increased $2.2 million, or 71.7% to $5.1 million in the nine months ended September 30, 1999 from $2.9 million in the nine months ended September 30, 1998. The increases were primarily due to the acquisition of MECA's operations in May 1999.

COST OF REVENUE

Cost of revenue primarily consists of amortization of software development costs, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies and bill payment processing costs.

Cost of revenue increased $3.8 million, or 48.8%, to $11.6 million and $7.8 million, or 36.3%, to $29.6 million for the three and nine months ended September 30, 1999, respectively, compared to $7.8 million and $21.7 million in the same periods in 1998. The increases are primarily attributable to the acquisitions of ULTRADATA and MECA in 1999. The increases are also attributable to higher amortization of software development costs and to additional personnel required to support the increased installed base of customers, higher implementation costs associated with the increased number of large financial institution projects, and increased royalties and materials costs associated with increased revenues. As the breadth of the Company's product offerings has expanded, the complexity and cost of providing high quality customer service and support has increased.

Amortization of software development costs increased $0.2 million, to $0.9 million, for the three months ended September 30, 1999 and $0.8 million, to $2.7 million, for the first nine months of 1999 from $0.7 million and $1.9 million for the respective comparable periods in 1998. The Company capitalized no software development costs in the three and nine month periods ended September 30, 1999 as compared to none and $1.1 million for the comparable periods in 1998. Capitalized software development costs net of accumulated amortization were $6.0 million at September 30, 1999.

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

Gross margin was 60.9% and 61.8%, respectively, for the three and nine months ended September 30, 1999 compared to 66.5% and 64.6% in the same periods in 1998. Operating margin declined to (22.3%) and (8.9%) for the three and nine months ended September 30, 1999 compared to 12.9% and 11.0%, respectively, in 1998. The decreases in operating margin are primarily due to the in-process research and development and other acquisition-related charges incurred during the second and third quarters of 1999 in connection with the MECA and ULTRADATA acquisition. Concentrex also recorded a $0.9 million charge in the three months ended September 30, 1999 with respect to an arbitration award relating to a customer dispute. Operating margins, excluding these charges, would have been 0.8% and 4.9%, respectively, in the three and nine months ended September 30, 1999.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $4.9 million, or 16.8% of revenue, for the three months ended September 30, 1999 compared to $5.2 million, or 22.4% of revenue, for the three months ended September 30, 1998. Sales and marketing expenses decreased to $13.5 million, or 17.4% of revenue, for the nine months ended September 30, 1999 compared to $14.1 million, or 22.9% of revenue, for the nine months ended September 30, 1998. The percentage decreases resulted primarily from the MECA acquisition in May 1999, which contributed revenue without commensurate sales and marketing costs.

PRODUCT DEVELOPMENT. Product development expenses include costs of maintaining and enhancing existing products and developing new products. Product development expenses were $6.7 million, or 22.8% of revenue, for the three months ended September 30, 1999 compared to $4.1 million, or 17.8% of revenue, in the comparable 1998 period. Product development expenses were $17.0 million, or 22.0% of revenue, for the nine months ended September 30, 1999 compared to $10.5 million, or 17.1% of revenue, for the nine months ended September 30, 1998. The increases in dollar amount and percentage of revenue were principally the result of increased staffing in the development areas of the Company due to the MECA and ULTRADATA acquisitions.

The Company believes that the current development cycle for its compliance-related products in the Application Software operating segment, which typically have relatively long lives, was completed in the second quarter of 1998 and, accordingly, there should be a significant reduction in the capitalization of software development costs in future periods. The Company will continue to commit significant resources to product development efforts. The Company anticipates that with the completion of the current development cycle of its compliance-related products, and the consequent reduction in capitalization of costs, product development costs will have a material adverse effect in future periods on operating margin and net income.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.4 million, or 18.2% of revenue, for the three months ended September 30, 1999 compared to $2.8 million, or 12.1% of revenue, for the three months ended September 30, 1998. General and administrative costs were $12.1 million, or 15.6% of revenue, for the first nine months of 1999 compared to $7.4 million, or 12.1% of revenue for the same period in 1998. The increases in dollar amount and in percentages are principally due to the MECA and ULTRADATA acquisitions.

AMORTIZATION OF GOODWILL. Amortization of goodwill was $0.7 million and $1.5 million, respectively, for the three and nine months ended September 30, 1999 compared to $0.3 million and $0.9 million for the comparable periods in 1998. The increases are due principally to the goodwill resulting from the ULTRADATA acquisition.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER ACQUISITION-RELATED COSTS. In connection with the acquisition of MECA in May of 1999 and of ULTRADATA in August 1999, Concentrex recorded expense of $3.8 million in the second quarter of 1999 and of $5.2 million in the third quarter of 1999 for in-process research and development efforts in process at the dates of acquisition. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the dates of acquisition that had not yet reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require these costs be expensed as incurred. The Company believes these research and development efforts will result in commercially viable products within the next nine months, at an additional cost of approximately $1.2 million.

Concentrex also expensed $0.6 million of other costs, primarily accrued bonus costs, in the three months ended September 30, 1999 in connection with the ULTRADATA acquisition.

NON-OPERATING EXPENSES

Net interest expense was $1.6 million for the three months ended September 30, 1999 compared to $0.0 in the comparable 1998 period. Net interest expense was $1.7 million for the nine months ended September 30, 1999 compared to $0.1 million in the comparable 1998 period. The increases in net interest expense are attributable to the debt incurred by Concentrex in August 1999 in connection with the financing of the ULTRADATA transaction and the refinancing of the MECA transaction. See Note 7 of Notes to Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 1999 were 14.2% and 9.8%, respectively, compared to 44% for the same periods in 1998. The provisions for the 1999 periods resulted from the effects of non-deductible in-process research and development charges incurred in the second and third quarters of 1999, and from the significant increase in the non-deductible amortization of goodwill from the ULTRADATA acquisition.

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

The review and assessment of the Company's internal systems is complete. The Company's internal accounting system, including those components used for the Company's invoicing and bill payment, has been evaluated by the vendor and has been represented to be Year 2000 compliant. The Company plans to routinely backup its financial data through the end of 1999 and has developed a contingency plan with respect to the accounting system. The Company anticipates that its customer support and call tracking system will be Year 2000 compliant after installation of an update scheduled to occur in the fourth quarter of 1999. The cost of the update is estimated to be immaterial.

The Company has completed a survey of its software vendors. The bulk of the Company's vendors have already provided compliant versions of their software. The Company continues to monitor all material third party software not indicated to be Year 2000 compliant and believes that few vendors, if any, will not provide compliant versions by the end of 1999.

The Company has received representations that its phone and voice mail systems became Year 2000 compliant through upgrades completed during 1999. As to its phone service providers, the Company has offices located at 12 disparate geographical locations all served by different local phone service providers and the Company contracts with two long distance carriers. Consequently, the Company can shift telecommunications through any of these locations should any other location be down. Further, neither the Company's base software nor updates are provided exclusively via downloading. Virtually all of the Company's base software and updates are provided to customers through magnetic media.

Based on information gathered to date, the Company is not presently aware of any Year 2000 issue that could materially affect the Company's operations, either self-originated or caused by third-party service vendors or providers. Management believes that all mission critical systems will be compliant by the Year 2000. Nevertheless, there can be no assurance that the Company will not experience some operating difficulties as a result of Year 2000 issues. If they occur, these difficulties could require the Company to incur unanticipated costs to remedy the problems and, either individually or collectively, have a material adverse effect on the Company's business operations and financial results. The Company has not yet determined the cost of completing its investigation or the cost of any modification or remediation that may be required to correct Year 2000 issues. Costs incurred to date to assess Year 2000 issues have not been significant and have been funded through operating cash flows. The Company has developed contingency plans for its significant systems that can be implemented on or after January 1, 2000 in the event of a system failure resulting from the century change.

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

Concern over Year 2000 issues is permeating the financial services industry, and management expects that the resolution of these concerns will continue to absorb a substantial portion of financial institution information technology budgets and attention in the near term (with an associated decreased focus on other business initiatives, including purchase decisions with respect to the Company's software). Year 2000 issues faced by its customers could materially and adversely affect the Company's operations and financial results through the Year 2000.

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

For standard products that will continue to be offered, but are not currently Year 2000 compliant, the Company has developed and executed a plan for resolving such compliance-related issues. A matrix describing the Company's product compliance (including a comprehensive definition to determine such compliance) has been communicated to the Company's customers and is available for review on the Company's website. The financial impact of making the required changes to the software programs is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. The Company acquired all of the equity interests in MECA in May 1999 and in Ultradata in August 1999. The products of both organizations are year 2000 compliant.

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

MARKET RISK

The Company has not entered into any significant derivative financial instruments. The Company may be exposed to future interest rate changes on its debt. During the three months ended September 30, 1999, the Company incurred significant indebtedness. A hypothetical 10% increase in interest rates on Concentrex's current level of debt would increase cash interest expense by approximately $0.6 million per year. The Company has purchased an interest rate cap for a substantial portion of its long-term debt. The interest rate cap will become effective if the prime rate of interest exceeds 10.0% per year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $5.0 million for the nine months ended September 30, 1999 compared to $6.2 million for the same period in 1998. Working capital decreased to $1.0 million at September 30, 1999 from $17.0 million at December 31, 1998. The decrease occurred because of liabilities assumed in the MECA and ULTRADATA acquisitions and because of additional debt incurred to finance those acquisitions.

Net cash used in investing activities was $66.6 million for the nine months ended September 30, 1999 compared to $2.5 million used in the same period in 1998. The increase was due to the acquisition of MCS in January 1999, of MECA in May 1999 and of ULTRADATA in August 1999.

Net cash provided by financing activities was $58.9 million for the nine months ended September 30, 1999 compared to net use of $1.2 million in the same period in 1998. Net cash provided by financing activities in 1999 resulted from the sale of 90,000 shares of common stock in May 1999 and the incurrence of debt to finance the Ultradata acquisition in August 1999, and the refinance of debt in connection with the MECA acquisition in May 1999.

Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 105 days at each of September 30, 1999 and 1998. The Company's project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $8.7 million, or 25.0% of total accounts receivable, at September 30, 1999 compared to $6.9 million, or 25.0% of total accounts receivable, at September 30, 1998.

In connection with the MECA and ULTRADATA transactions, Concentrex substantially increased its outstanding debt. See Note 7 of Notes to Consolidated Financial Statements for a description of Concentrex's loan agreements and credit facilities. At September 30, 1999, Concentrex had the following debt under its Financing Agreement:

                                Gross           Stated Interest Rate At
                                Amount            September 30, 1999
                            --------------      -----------------------
Revolving Line of Credit    $  5.4 million                9.25%
3-year Term A Loan          $ 35.0 million               10.25%
3-year Term B Loan          $ 30.0 million               13.25%
                            --------------
         Total              $ 70.4 million

In  connection  with  the  ULTRADATA   acquisition,   the  Company  also  issued
convertible subordinated notes. See Note 7 of Notes to Consolidated Financial Statements.

Future cash  requirements  could  include,  among  other  things,  purchases  of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by the Company's operations plus a revolving line of credit up to $15.0 million, subject to borrowing base restrictions related to accounts receivable of the Company and its subsidiaries.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The exhibits filed as part of this report are listed below:

Exhibit Number and Description

27       Financial Data Schedule


(b) Reports on Form 8-K

A Form 8-K/A was filed with the Securities and Exchange Commission on August 4, 1999 with respect to the acquisition of MECA Software, L.L.C. by the Registrant.

A Form 8-K was filed with the Securities and Exchange Commission on August 27, 1999 with respect to the acquisition of ULTRADATA Corporation by the Registrant.

A Form 8-K/A was filed with the Securities and Exchange Commission on October 27, 1999 with respect to the acquisition of ULTRADATA Corporation by the Registrant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 15, 1999       CFI PROSERVICES, INC.

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