Form 10-K
period 1999-12-31
CFI PROSERVICES INC
filed 2000-03-30
CIK 908180

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification

           or organization)                            No.)

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

                                (Title of Class)
                                 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $30,352,440 as of February 29, 2000 based upon the last closing price as reported by the Nasdaq National Market System ($8.00 per share). The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 5,253,972 shares.

                                 ---------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2000 Annual Meeting to be filed on or about April 20, 2000 into Part III of this Form 10-K.

================================================================================

                              CFI PROSERVICES, INC.
                           DBA CONCENTREX INCORPORATED
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                                                      PAGE

                                                                                                      ----

               PART I

Item 1.        Business                                                                                  2

Item 2.        Properties                                                                               14

Item 3.        Legal Proceedings                                                                        14

Item 4.        Submission of Matters to a Vote of Security Holders                                      15

               PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                    15

Item 6.        Selected Financial Data                                                                  16

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations    18

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                               26

Item 8.        Financial Statements and Supplementary Data                                              26

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure     26

               PART III

Item 10.       Directors and Executive Officers of the Registrant                                       27

Item 11.       Executive Compensation                                                                   27

Item 12.       Security Ownership of Certain Beneficial Owners and Management                           27

Item 13.       Certain Relationships and Related Transactions                                           27

               PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                          28

Signatures                                                                                              34


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

           CFI ProServices, Inc. (doing business as Concentrex Incorporated pending change in the legal name of the company) is a leading provider of technology-powered solutions to the financial services industry. During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. We offer a broad range of traditional software products and services, which is the product group that we are both growing and using to finance our innovative business-to-business e-commerce solutions.

           Our  Software  Products  and  Services  group  supports  a  financial institution's mission critical functions including back office "core" processing, loan origination, new account opening, branch automation and cross selling. We support the key sales functions a financial institution traditionally relies on to make money, which are usually delivered face-to-face or over the telephone. We believe that financial institutions will need to offer those same functions over the Internet. Thus, we have focused our efforts on both Internet banking software for account servicing and Internet-enabled versions of our traditional software for lending and account opening. These integrate with other points of customer contact and enable a financial institution to serve its customers, both in person and over the Internet, with consistent, integrated solutions.

           We believe our focus on the aspects of the Internet that enable a financial institution to make money, and our integration of our products with traditional points of customer contact, will provide us with a competitive advantage. Further, we believe our ability to perform loan origination and new account opening functions in compliance with the extremely complex laws that apply to a financial institution will enable us to increase our market share in the Internet delivery channel as we were able to do in traditional settings. There is no exception to the regulatory requirements of a financial institution because it is doing business over the Internet. Indeed, early signs indicate that issues such as privacy will make that burden even greater. We believe we are uniquely positioned to address that legally mandated need. Integrated within our business is a "dot.com" product group that will enable financial institutions to offer true banking transactions over the Internet. We also have developed, and plan to begin offering during the second quarter of 2000, a private business-to-business portal for our financial institution customers that will allow them to offer additional products, such as insurance, leasing and Internet-based training, to their customers via the Internet and in face-to-face sessions supported by the Internet.

           Our products and technologies are designed to address critical functions of a financial institution at key points of customer contact. These products and technologies help financial institutions of all types and sizes continue to thrive in the face of increasing competition. We intend to continue our long history of using new technologies to build profitable businesses. We combine our technology, banking, and legal expertise to deliver knowledge-based solutions that enable financial institutions to simplify key business processes, improve productivity, strengthen customer relationships, and maintain compliance with both internal business policies and external government regulations. Measured at the holding company level, there are over 5,000 financial institutions using one or more of our products, ranging in size from the very largest commercial banks to independent community banks, thrifts, and credit unions.

SOFTWARE PRODUCTS AND SERVICES GROUP

           The software products and services group consists of our core processing, application software and ancillary products that we sell to financial institutions. The core or "host" processing function serves as the software backbone of a financial institution. The key data of a financial institution resides within the core processing system. Core processing also includes functions such as loan accounting, account processing, general ledger, and similar enterprise-wide systems. Our leading core processing system offers real-time, database-oriented processing for all the critical back office functions of a financial institution. Our current system is oriented toward larger credit unions but it is capable of replacing the older core processing systems that community banks and thrifts use. We are in the process of revising our core processing system to meet the requirements of community banks and thrifts.

           We entered the core processing business in 1999 through two acquisitions. In January 1999 we acquired Modern Computer Systems, Inc. (MCS) which provides an in-house PC-based solution for small commercial banks and small credit unions. In August 1999 we acquired ULTRADATA Corporation (ULTRADATA) which provides real-time information management software for larger credit unions.

           Additionally, within the software products and services group we offer software applications focusing on loan origination and branch automation. We offer Windows(R)-based solutions for teller functions, new account opening, cross selling, call centers, and origination of consumer, commercial, and real estate loans. Because these products are very knowledge-intensive, there is a major barrier to entry in these markets and we have been able to obtain either dominant or leading market positions in many of these areas.

E-COMMERCE PRODUCT GROUP

           Our  second  product  group  is  e-commerce,  which  includes  a  new generation of Internet banking products for both consumer and small business customers, plus a business-to-business portal that will enable us to connect to our over 5,000 financial institution customers and allow us to offer supplemental services and products through the Internet.

           Concentrex was an early player in the area of home banking, a key element of our e-commerce product group, entering the market in 1992 and enabling the first Internet transaction between a financial institution and its customer in 1994. We also own a bill payment service, which serves our online banking customers. In May 1999 we acquired MECA Software L.L.C. (MECA), which had launched the personal financial management software business with its Managing Your Money(R) product and which recently has focused on research and development of Internet components for financial institutions. By combining the technologies we acquired from MECA with what we have developed internally, we offer Internet banking software, either in-house at the institution or through our own Internet service bureau. We are in the process of web-enabling versions of our loan origination, new account opening and various other software products.

         Relying on technology developed by MECA, we have developed a business-to-business Internet portal for our customers, called the Concentrex Intelliportal Network. Starting in the second quarter of 2000, we anticipate that this network will offer multiple "channels" of products and services. Initial channels will be offered free and will include customer support and compliance advice. We intend to offer additional fee-based product channels later in 2000, including products and services such as insurance, leasing and Internet-based training.

      We believe that banks, credit unions and thrifts are looking for integrated solutions that address a broad range of their needs. We are going to be offering the industry's only integrated, comprehensive suite of software solutions that provides true Internet banking functionality supported by a complete suite of traditional application and core processing software. We believe a significant opportunity exists to market our fully integrated, end-to-end solutions, including our new e-commerce products and services, to our existing base of over 5,000 customers and to new customers. More than 1,000,000 consumers now use Concentrex e-commerce products.

RECURRING REVENUE AND FINANCIAL STRATEGY

           We generate recurring revenue from software maintenance agreements and by providing application services. In 1999 service and support fees accounted for approximately 45% of total revenue. Substantially all of our customers subscribe to service and support programs, which provide ongoing product enhancements and updates to facilitate compliance with changing regulations. In our e-commerce product group, we are increasingly focusing on our service bureau offering so that we can increase the percentage of revenue attributable to our application service provider ("ASP") business. Although these revenues are minimal at this time (the service bureau went live in November 1999), we believe that our ASP business model represents a substantial opportunity to grow predictable revenues and earnings.

           Prior to 1995 the vast majority of our revenues were generated from the license of standard versions of our loan origination and account opening software applications. These products were usually not customized except through a separate contract with the customer. Since that time we have derived an increasing percentage of revenue from projects that are of greater scope, including implementation of projects for new core processing customers and from sales to large financial institutions. We believe that the project business will continue to contribute a significant and increasing percentage of total revenue and should provide added visibility to revenue as we build a backlog of upcoming projects. Over time, we believe recurring revenues from e-commerce and other ASP products, and revenues from project business, will generate greater predictability in revenues and earnings.

THE FINANCIAL SERVICES INDUSTRY

           The financial services industry is undergoing a period of rapid change characterized by consolidation, changing regulations, focus on Internet delivery of financial services in addition to traditional branch delivery, and a desire to offer new types of financial services. In response to this rapidly changing market, commercial banks are consolidating in order to achieve operational efficiencies and increased revenues. In addition, all types of financial institutions are embracing technological solutions that enable them to automate operations, redirect routine transactions to more cost-effective channels such as electronic banking and call centers, and develop new service and sales delivery channels with new products. Further, as the consolidation of large institutions continues, the community bank and credit union sectors have shown renewed vitality, including an increasing number of new start-up community banks and thrifts.

           CONSOLIDATION. Consolidation continues at a rapid pace within the financial services industry, particularly among large banks. We believe that this trend is leading to an increasingly two-tiered market consisting of very large, multi-bank holding companies and smaller community banks, thrifts, and credit unions. Each size of organization faces unique challenges.

           Large banks that have grown through acquisition must integrate disparate core processing systems, which often lack the flexibility needed to easily use and deliver information across different systems. Bank customer service representatives often are limited in their ability to access comprehensive customer information on one screen, which limits their ability to cross-sell products and services. Banks must also be able to support customer transactions in a number of channels, such as electronic banking and telephone call centers. Accordingly, large banks increasingly find it necessary to centralize data from several disparate core processing systems. Interstate banking presents these institutions with additional and costly administrative and legal issues relating to compliance with complex and changing regulatory requirements across states. We believe large institutions will increasingly look to outside providers for critical functions that can be implemented within the overall technology strategy of the institution, such as the loan origination and branch automation solutions we offer.

           Smaller community institutions, including both commercial banks and credit unions, face similar operational difficulties. Lacking the economies of scale of larger banks, smaller institutions find it increasingly necessary to exploit technological solutions that enable them to reduce operating costs, generate additional revenues from existing customers and focus on specific market niches. In addition, compliance with regulatory requirements can be more burdensome to these smaller institutions given their resource limitations. We believe that these institutions will continue to look toward outside providers such as Concentrex to obtain the technology they need.

           CHANGING REGULATIONS. Financial institutions in the United States remain highly regulated with respect to all functions, but especially with respect to transactions with their customers. These regulations exist at federal, state and local levels, and an institution must comply with each level. Requirements include complex disclosures for consumer loans, substantive rules covering the decision making for all loans, filing and type size requirements for documents, constraints on the relationships an institution can form with respect to related products such as title insurance on a home mortgage, privacy rules for the use of information (especially with respect to third parties and even affiliates), and limitations on interest and other charges that an institution can impose. Even as commercial banks have gained greater ability to have offices in multiple states, the new interstate banking laws have imposed additional constraints on the rules for lending across state lines. To understand and remain in compliance with the numerous, complex and changing regulations, a financial institution must invest significant resources in developing a compliance infrastructure. We believe our long-standing expertise in providing software that incorporates compliance with various regulatory constraints will continue to set us apart in this market.

           The Financial Modernization Act of 1999 presents both opportunities and challenges for financial institutions in terms of powers and regulations. Clearly, it is now possible for a financial institution to offer a wide range of products without the artificial constraints that have separated the business of investment banking, commercial banking and insurance since the 1930s. However, each aspect of the institution must still meet the requirements for the product group being offered or underwritten. This presents a particular challenge for community sized institutions, and a significant part of Concentrex's strategy is to act as a "concentrator" bringing together a variety of these services on a group basis. This strategy is best reflected in our business-to-business portal, the Concentrex Intelliportal Network, which will offer a variety of insurance and other products that most community-sized institutions would not, in our view, be able to offer on their own. Perhaps the greatest challenge, however, comes from the serious concerns being raised over privacy and the sharing of information outside the institution and its third party processors. Based on our lengthy and extensive relationship with many of our customers, we have an opportunity to further assist our customers by also providing privacy-sensitive services that do not require the institution to share sensitive information on customers with other third parties. These rules are not yet clear, but we believe they will present a further market opportunity to combine our expertise in banking, technology, and regulatory issues to create a solution to benefit our customers.

           ADDING INTERNET DELIVERY CHANNELS. Financial institutions of all sizes are increasingly recognizing that the value-added role of branch offices lies not in their traditional capacity as a service center, but as a sales channel for financial products and services. In order to make these new delivery channels attractive and user-friendly, we believe that consumers require access to consolidated information and services that are consistent across all delivery channels. To accomplish this, institutions will need software, such as the middleware we provide, to connect their products to each other and to the various host systems they use. Further, we believe the market will require most financial institutions to add some type of Internet access for their customers, creating a significant opportunity for Concentrex and similar providers of such software. Bankers already appear to be concerned that they may lose their best, upscale customers if they fail to offer robust online banking. Operating costs are expected to be reduced as online banking increases and operating efficiencies grow. We believe the integration of our software provides better cost savings, more consistent delivery and gives us a market advantage. Further, as Internet banking moves beyond the current approach and toward account servicing, we believe our ability to perform fully compliant lending and account opening functions through the Internet will offer us a unique market opportunity to serve our heavily regulated customers.

           Because regulatory requirements are often triggered simply by interaction between a financial institution and its customer, institutions remain subject to compliance regulations even as they migrate their sales efforts to new delivery channels such as Internet banking. Increasingly, these regulations extend beyond simple disclosure or form content requirements and focus on customer data collection and analysis as well as internal business procedures. This data collection and analysis must be obtained from, and available to, multiple delivery channels. Data collection and analysis is complicated by the emergence of new channels for interacting with customers and potential customers. We believe that financial institutions will continue to benefit from our products and services, especially our newer generation of Internet products and services, because the institutions must still comply with the complex regulatory burden even if a service is delivered online rather than in person. Indeed, we anticipate that privacy and related concerns will increase the regulatory burden as financial institutions move services onto the Internet.

           NEW FINANCIAL SERVICES PRODUCTS. Recognizing the profit potential in expanding their product offerings, financial institutions are no longer content to offer solely the loan and deposit account products they traditionally have sold to customers, although those products will remain central to their profitability. They also seek to add other types of financial services products such as insurance and leasing. Such combinations of services are no longer rare among larger institutions. Financial reform recently passed by Congress is expected to make it even easier for large institutions to provide these offerings.

           The products sold by credit unions and thrifts have been less regulated than those sold by other financial institutions. Credit unions in particular have demonstrated an ability to sell a wide variety of financial services through cooperative efforts. We believe that most community banks will not have the resources needed to offer such combinations of services and products on their own. As these products become an increasing focus of community banks, we believe that a market opportunity for service center offerings to multiple institutions will exist. We have opened a service center to offer Internet banking to our customers, including community banks, so that they are not required to maintain hardware and software in-house. We believe that we can fulfill the needs of community banks to offer more products to their customers by adding additional financial service products to our service center and, that by acting as an application service provider, we will enhance our recurring revenues, which we believe will increase the predictability of our revenues and earnings.

         THE CONCENTREX SOLUTIONS

           We offer solutions tailored to the various market product groups and market needs of financial institutions. Although regulatory and technology issues facing financial institutions overlap a great deal, the approach taken by a particular institution, and therefore the correct solution for that institution, depends on the size and type of institution.

           Each of our solutions includes a significant focus on the regulatory issues facing financial institutions of all types. Particularly in the area of loan origination and new account opening, we believe we have a competitive advantage by virtue of our ability to incorporate regulatory compliance into the software solution. Further, as lending and account opening become more common on the Internet, we believe that this advantage will increase. Transactions conducted over the Internet are not exempt from the customary regulatory requirements financial institutions must comply with, including Federal Truth in Lending and Truth in Savings disclosures and a myriad of often conflicting state and local requirements.

           A key aspect to our success has been and will likely continue to be our ability to build our technology, regulatory and financial institution expertise into our solutions and to integrate these solutions so that they function effectively together. We rely on a variety of knowledge-based and technical core competencies. Our vertical market focus on the financial services industry has enabled us to develop specialized knowledge and expertise pertaining to business processes and regulations affecting the industry.

           LARGE FINANCIAL INSTITUTIONS. For large commercial banks, we offer solutions that fit within the overall strategic technology plan of the institution. Large banks develop and implement their own technology plans, but rely on suppliers such as Concentrex for key elements including loan origination, branch automation, call centers, and e-commerce products and services. We offer large financial institutions solutions in each of these areas and segregate our sales force to address this market.

           Our software applications and e-commerce products enable large financial institutions to use data among disparate and often incompatible host processor platforms. Our ability to integrate among and between our suite of products also allows large institutions to work with fewer vendors, specifically ones that provide comprehensive software solutions. We also believe that our market presence in over 70% of U.S. banks above $2 billion in asset size provides an excellent opportunity to cross-sell additional products and systems.

           CREDIT UNIONS. The credit union market, unlike large banks, is characterized by real-time processing. Our acquisition of ULTRADATA, with its competitive core processing solution and over 400 credit union customers, allows us to be a player in this market. We will continue to support this market, including offering expanded capabilities through our other solutions for commercial loans. Credit unions are now entering the commercial loan market, and this expansion presents an opportunity for us to rely on our other solutions to enhance our presence in the credit union market. Similarly, our credit union Internet banking product will be enhanced due to the expertise of our e-commerce group.

           COMMUNITY BANKS AND THRIFTS. The community bank and thrift marketplace offers several opportunities for our solutions. First, we will continue to sell our traditional software applications to all sizes of banks and thrifts, including lending, mortgage, sales and service and e-commerce. For these solutions we will rely on our ability to connect our products to a variety of host processing systems used by community banks and thrifts. Where possible, we will attempt to form alliances with other host companies to augment the offerings of those companies with our solutions. We have grown, and expect to continue to grow, in significant part through the sale of software applications.

           In addition to our traditional software applications, we plan to offer our real time host processing to community banks and thrifts. We plan to augment the ULTRADATA solution to meet the needs of commercial banks and thrifts, and believe that the real-time nature of that system will give it an advantage over batch processing systems our competitors offer to community banks. Further, we will offer this core processing solution tightly coupled with the other software applications already marketed by us, especially our e-commerce solutions.

           Our products provide a number of benefits to financial institutions by addressing regulatory requirements, system connectivity issues and internal business process challenges faced by institutions in their increasingly competitive business environment. Using our solutions, financial institutions are able to simplify sales and service processes and improve productivity through reduced operating costs and expanded capacity. The ability to view an entire customer account relationship on-screen, for example, enables financial institutions to cross sell their products to customers and to strengthen relationships with their customers at each point of contact and across multiple delivery channels.

           With respect to each of our solutions, we offer implementation and training services and customer support. Essentially all customers subscribe to these services, and we derive a substantial portion of our recurring revenue from the relationship created when a financial institution selects and installs one of our products.

         THE CONCENTREX STRATEGY

           Our strategic objective is to be the leading full service provider of innovative technology solutions that enable our customers to succeed. In doing so, we strive to achieve rapid, predictable, and consistent growth in both revenues and earnings. We intend to achieve this objective by combining our expertise in regulatory issues, banking and technology. Primary elements of our strategy include:

           PRODUCT QUALITY. Financial institutions require that their software and hardware solutions function at very high levels of quality. We have been able to meet the demands of many of the largest financial institutions in the country and believe that a significant focus on product quality is a necessary element of our success. Further, as systems become more complex and the interrelationship among systems becomes more critical, we believe our ability to develop and implement systems with high quality standards will become a competitive advantage.

           INTEGRATION OF SOLUTIONS. Financial institutions are no longer able to run disparate systems that do not communicate with each other. We are in the process of integrating our solutions so that they are able to communicate effectively among themselves, creating an advantage for financial institutions that purchase a suite of solutions rather than just one application. For example, the branch automation and Internet banking solutions contain modules that will collect the data needed for our loan origination software to enable it to produce required loan documents in compliance with applicable laws and regulations. Each of our solutions for loan origination, teller, new account opening, and Internet banking rely on the same general system setup, enabling customers to add new solutions quickly once they have set up any of our key software applications.

           Our acquisition strategy has not been focused on a traditional "roll-up" of competing solutions. Instead, we have sought the best solution we can develop or acquire for each aspect of our target markets, and then proceeded to integrate that solution with the other software already acquired or developed. We believe this approach to integration best satisfies our market's need. Further, we believe this approach enhances our ability to cross sell additional products into our customer base.

           INTEGRATION OF CONCENTREX. We do not operate as a series of independent business units, but as an integrated company. We believe this is a critical factor in order to enable us to integrate products, and to present an integrated image and reality to our customers. Because we believe that financial institutions are looking for a smaller number of key vendors, we feel that it is critical not to have competing business units, but rather to focus efforts on integration of solutions for and at our various customers. Further, this allows us to leverage our various corporate functions, technology research, sales and marketing efforts.

           LEGAL AND INDUSTRY KNOWLEDGE. We are focused on a very large vertical market: software solutions for the financial services industry. To serve that market, we have developed an extensive base of knowledge about the industry and the forces that shape it. This includes knowledge of the key functions that software must perform, such as teller transactions, and key areas of extensive regulation, such as loan origination. Further, through our 1999 acquisitions of MCS and ULTRADATA, we now have expertise in the back office core ("host") processing world of information management, giving us a comprehensive understanding of the various technology needs of a financial institution. We believe that this knowledge base, especially in the regulatory area, is a key competitive advantage over companies that focus solely on the technology aspects of financial institutions.

           CUSTOMER SUPPORT AND IMPLEMENTATION. The license or sale of our products includes customer support services and, in many instances, implementation or customization services. This creates an ongoing relationship with the customer, including updates and enhancements of the software. This enables us to achieve a recurring revenue stream in addition to our revenues from initial sales. Further, the nature of both core processing and e-commerce solutions requires an even tighter relationship with customers, and we have entered these markets in part to improve that relationship. This is particularly true as we establish and implement ASP models for those services. Finally, the most critical aspect of our ability to make new sales is the quality of references from existing customers. We believe our growth in both revenues and absolute numbers of customers, to over 5,000 banks, thrifts, and credit unions, reflects a high level of customer satisfaction. We intend to continue to monitor and improve our customers' satisfaction.

           STRENGTH OF THE SALES FORCE. Unlike many of our competitors, we sell nearly all our products directly rather than through third party sales channels. We have invested significantly in the creation of our direct sales force, which is organized so that field sales personnel cover major accounts and general accounts and telephone sales personnel cover smaller customers. Further, we have created telephone sales groups and marketing programs to support our field sales force. We believe that the strength of our sales force enables us to create direct relationships with customers, and insulates us from shifting priorities of third party distributors. Further, since third party distributors may represent other products that compete with us, use of a direct sales force enables us to increase our success at cross-selling additional products to our existing customers.

           ADHERENCE TO CONCENTREX VALUES. We have adopted and enforce a values statement that we use to help manage and unify our various offices and operating units. Further, we recognize that our markets are fiercely competitive and not all of our competitors share our positive values. We believe that adherence to our values including honesty and integrity, care and concern for all stakeholders, winning, continuous improvement, and embracing change - enables us to maintain and enhance our relationships with our customers and partners.

PRODUCTS

           SOFTWARE PRODUCTS AND SERVICES: CORE PROCESSING. Core processing solutions provide the institution-wide "host" processing that a financial institution requires to operate. They include functions such as loan accounting, account processing, general ledger and data retrieval of customer information. The systems connect to other software applications such as e-commerce and loan origination. Beginning in January 1999 with our acquisition of MCS, we started offering hardware and software solutions for the back office accounting needs of community banks and credit unions. The MCS system runs on Intel-based personal computers ("PCs") using SCO UNIX, which means that the core system for a small bank can operate on a standard PC. We have connected the MCS system to our loan and branch automation software, and offer it as a low-cost, in-house solution for smaller community banks. The MCS system also connects to our Internet banking service bureau.

           In August 1999 we acquired ULTRADATA which provides over 400 credit unions with real-time, scaleable core processing and a full range of ancillary services. The ULTRADATA system operates on either HP 9000 or IBM RS/6000 UNIX operating systems, and is being ported to Windows NT. We believe this system is also capable of providing scaleable, real-time host processing for community banks, and we have a project underway to augment the system for the features that are used by a community bank but not by a credit union, primarily small business lending. We believe the market favors our core processing services for both credit unions and community banks, especially as credit unions enter the market for small business loans. Further, we believe this market both supports the other software products and services we offer and provides greater predictability of revenues. In turn, this greater predictability of revenues should provide greater predictability of earnings.

           SOFTWARE PRODUCTS AND SERVICES: LENDING PRODUCTS. Our lending products automate processes at nearly every step in the lending process for consumer, commercial, and residential real estate lending lines of business. General business functions automated by our lending solutions include loan application and analysis, loan closing, portfolio analysis and workflow management, and risk management. We also offer connectivity for interfaces to credit scoring and reporting systems and remote printing of loan documents. We design our lending products to operate with common user interfaces and databases.

           SOFTWARE PRODUCTS AND SERVICES: MORTGAGE PRODUCTS. Our mortgage products improve the consistency of the loan process, speed origination, and increase capacity for their users. Among their functions, these products automate the complex analyses necessary for ensuring optimal mortgage loan pool sales, speed the process of preparing mortgage loans for sale faster than manual methods, and allow lenders to take advantage of higher near term delivery prices.

           SOFTWARE PRODUCTS AND SERVICES: SALES AND SERVICE. Our sales and service products automate the customer service, sales, and account opening functions for the branch platform, teller station and telephone call center. These products provide a common view of the entire customer relationship, enabling service personnel to leverage selling opportunities.

           E-COMMERCE SOLUTIONS

         We offer Internet banking to provide a full range of account inquiry and maintenance capabilities, which are integrated with many of our software products for functions such as lending and account opening. Integration includes product descriptions and set-up functions. Our Internet banking products will provide dozens of functions, including account balance, account history, bill payment, and online loan applications. We have also created a service bureau that provides financial institutions with an inexpensive method of initiating home banking services with their customers. This is accomplished by allowing these customers to interface with their financial institution through a Concentrex maintained and monitored web site. We plan to expand the capabilities of our home banking solution for both our in-house and service bureau customers with added functionality and access to financial portals.

         A critical part of our e-commerce group is the Concentrex Intelliportal Network, a business-to-business portal that will enable us to connect to our over 5,000 customers. Initially, the Network will focus on customer support and compliance information, which is critical to our customers. We believe that will encourage customers to participate in the Network, since these services will be free. During the second half of 2000, we plan to add products and services such as insurance, leasing, and Internet-based training, on a series of "pay" channels. These will assist our customers with key functions such as training, and also allow smaller institutions to offer products and services that may be too expensive for them to offer on their own. In this respect, Concentrex will act as a "concentrator" or "aggregator" of services for our community bank and credit union customers.

PRODUCTS BY PRODUCT GROUP

SOFTWARE PRODUCTS AND SERVICES GROUP


         CORE PROCESSING

PRODUCT                           DESCRIPTION                                        BENEFITS TO CUSTOMER
Concentrex Host                   Real time enterprise wide software system for      Provides easy access to
Processing Engine for             credit union transaction processing, accounting,   information and enhances
Credit Unions                     administration, database management and            customer service, cross-
                                  information access                                 selling, transaction efficiency
                                                                                     and accounting controls

Concentrex Host                   PC Based--Back office core ("host") processing     Automates back room
Processing                        software for community banks and credit unions     accounting and servicing
                                  including applications available for bulk          functions
                                  account storage, voice response and account
                                  inquiry



         LENDING PRODUCTS

PRODUCT                           DESCRIPTION                                        BENEFITS TO CUSTOMER
Concentrex Laser Pro              Integrated, modular loan processing systems        Standardizes lending policies
Lending                           for consumer, commercial, SBA, real estate         and products, streamlines
                                  home equity and agricultural loans, including a    processing, incorporates a
                                  module for geocoding to assist in analyzing        national database of
                                  fair lending and CRA compliance                    regulations

Concentrex Application            Processes applications for indirect consumer       Speeds the loan application
Manager - Consumer                lending                                            and approval process for
                                                                                     indirect lenders



         MORTGAGE PRODUCTS

PRODUCT                           DESCRIPTION                                       BENEFITS TO CUSTOMER
Concentrex Mortgage               Provides mortgage origination, processing and     Improves consistency of loan
                                  servicing capabilities                            processes, speeds origination,
                                                                                    increases capacity



PRODUCT                           DESCRIPTION                                       BENEFITS TO CUSTOMER
Concentrex Secondary              Comprehensive risk and pipeline management        Automates complex analyses
Marketing                         system that automates secondary mortgage          necessary for ensuring optimal
                                  marketing functions from registration through     mortgage loan pool sales
                                  delivery of loans

Concentrex Mortgage Document      Automates the labor intensive functions           Speeds process of preparing
Tracking                          performed after a mortgage loan is closed         mortgage loans for sale faster
                                                                                    than manual methods, allowing
                                                                                    lenders to take advantage of
                                                                                    higher near term delivery
                                                                                    prices



         RETAIL DELIVERY PRODUCTS

PRODUCT                           DESCRIPTION                                       BENEFITS TO CUSTOMER
Concentrex Teller                 Automates the teller station by providing         Improves productivity and
                                  comprehensive transaction automation,             facilitates sales referrals
                                  electronic journaling, store-and-forward
                                  capabilities, simplified balancing, and access
                                  to the customer database

Concentrex Sales & Service        Provides sales and service capabilities,          Opens accounts, enables
Version 5                         including account opening screens,                cross-selling and customer
                                  customer/product matching, customer contact       information requests
                                  histories, letter and fulfillment generation,
                                  and institution and product information

Concentrex Sales and Service      Integrates in a common and consistent format      Enables cross-selling and
Version 5 Call Center             customer, product and internal procedure          improves service
                                  information

Concentrex Sales and Service      Windows-based system that graphically links       Allows customized arrangements
Version 1                         each user to Concentrex software and other        of modules and access to
                                  business applications                             customer information

Cocentrex Account                 Automates and ensures regulatory compliance       Speeds account opening,
Opening                           in the account opening and cross-selling          ensures compliance with
                                  processes for checking, savings, certificates     regulations, improves the
                                  of deposit, and IRA accounts                      consistency of new account
                                                                                    policies and procedures



E-COMMERCE GROUP

PRODUCT                           DESCRIPTION                                       BENEFITS TO CUSTOMER
Concentrex Online Banking         System that allows institutions to provide        Provides Internet access,
Suite                             personal consumer and small business Internet     strengthens customer
                                  banking with in house or service bureau options   relationships, extends
                                                                                    institution branding,
                                                                                    increases customer convenience

Concentrex Online Payment         On-line bill payment system                       Internet bill payment
Services                                                                            capability

Concentrex Intelliportal          The intelligent portal to Internet based          Provides cost effective access
Network                           products and services for financial institutions  to and one stop resource for new financial service products

Concentrex Service Bureau         Houses and maintains the dedicated technology     Significantly reduces the
                                  for online banking websites                       hardware and staff
                                                                                    requirements banks need to
                                                                                    have an internet presence


PRODUCT DEVELOPMENT AND NEW PRODUCTS

           We ensure that our products meet customer requirements by conducting primary research, tracking customer calls and requests for enhancements, doing competitive analysis, working with industry trade groups, and holding product user and focus group meetings. We also incorporate knowledge learned during the sales and installation process into development of new and enhanced products and processes.

           We continue to invest significantly in our product development efforts. During the past four years we have focused a considerable amount of that investment on converting our products from the DOS environment to Windows . That effort is now complete, and essentially all of our products have been either rewritten or significantly enhanced. We are in the process of "sunsetting" the DOS versions of our products, and plan to have substantially completed that task by the end of 2000. At that time we will support only the Windows version, or other newer versions, of our products, including browser-based products. Our redevelopment effort also has included increased focus on the use of software components that can be re-used in multiple products, such as calculation modules and credit bureau communication modules. We intend to continue enhancement of our products in terms of both added features and increased use of components, which will help us remain competitive and will enhance our goal of product integration. We also have begun investments in service centers for customers who do not have the desire or capacity to install the solutions in-house.

           We have made significant investments in e-commerce technology, both in terms of internal development and the 1999 purchase of MECA. We also have focused on Web-enabling our existing product lines, such as loan origination and new account opening software, and will continue to invest in technology that enables our suite of solutions to work with and on the Internet.

           We believe that market acceptance of our products is based in significant part on the ability of the products to share information with a financial institution's host processor system or with the vendor providing processing services to the institution. This is particularly true for software applications that require information from the host or that need to provide information to the host, including loan origination, new account opening, account servicing, and home banking. We have developed significant expertise with most available host processor systems and the methods necessary to transfer data to and from such systems. However, many of the companies that provide host software are unwilling to allow connections with software other than the solution developed or selected by the host. We have been able to overcome this in many instances through our market presence and pressure on the host system's vendor from individual customers. We also believe that the market trend is toward open systems, and we have initiated efforts to focus attention on that issue, including positioning our own information management product offerings as an open system alternative.

SERVICE AND SUPPORT

           Substantially all of our customers subscribe to maintenance agreements under which we provide periodic product updates reflecting evolving regulations, product enhancements and toll-free telephone support. Maintenance fees consist of per-item or per-user charges or are calculated based on a percentage of the current product list price or of the size of the customer.

           We provide training to our customers, and account for this revenue as service and support fees. Service and support fees have grown significantly over the last three years. For the year ended December 31, 1999, such fees were $48.3 million, or 45.1% of our total revenue. We anticipate that our e-commerce and information management product offerings will increase that percentage over time.

           We install, implement and customize our software solutions at customer sites, particularly at larger institutions, and at the time we sell a host system for information management. As our sales to larger institutions and our sales of core processing solutions increase, we anticipate demand for our customization services to increase. Revenue from these services is accounted for as software license fees using the percentage of completion method.

CUSTOMERS

           We have licensed our software products to over 5,000 financial institutions in the United States. Our target customer base includes commercial banks, thrifts and credit unions. No customer accounted for 10% or more of our total revenues in 1999, 1998 or 1997.

           Our largest accounts include Bank of America, Union Planters Bank, NCR Corporation, Banc One, PNC Bank, Citicorp Mortgage, and Central Carolina Bank & Trust.

SALES AND MARKETING

           We sell our products through national direct sales teams. The major accounts sales team is devoted exclusively to the largest approximately 200 financial institutions in the United States. A second team focuses on all other accounts with respect to software sales. A third national team specializes in selling core processing products. A fourth team focuses on e-commerce products. A fifth team consists of telemarketing personnel who contact institutions for lead generation and qualification, and who sell add-on modules and products. All sales teams are supported by product specialists. Our marketing group is responsible for direct sales campaigns, trade media support and advertisements.

           We have a number of third-party reseller and co-marketing alliances, including agreements with some of the largest host processors and hardware vendors. For example, co-marketing alliances with both IBM and NCR provide access to institutions, or departments within large institutions, with whom we may otherwise have no relationship. We also have endorsement relationships with some associations that serve the financial institutions, which assist us with marketing and promotion of our products. We have also been a leader in promoting an open systems environment throughout the industry serving financial institutions. As part of our commitment, these partnerships are supported by a team of sales and account relationship managers.

LEGAL NETWORK

           We maintain a network of independent legal counsel in all 50 states, Puerto Rico, Guam, and the District of Columbia. This network, as well as our internal legal staff, keeps us informed of changes in state and federal laws, changes in state and local documentation requirements, pending legislation and court actions affecting financial institution practices, as well as other information required to maintain regulatory compliance. We believe that the quality of this information, our ability to effectively manage the continuous information flow provided by the network participants, and our capability to integrate this information into our software products provide us with a significant competitive advantage.

           We use legal counsel in all jurisdictions, other than Louisiana, under agreements that are terminable at will by either party and that provide for compensation based on an hourly rate. We have entered into a long-term legal services agreement with a Louisiana law firm pursuant to which it earns legal fees based upon sales of our products in Louisiana.

ACQUISITIONS

           To remain competitive and to meet the changing needs of our customers, we pursue acquisitions of products, technologies and businesses as a part of our growth strategy. We continuously evaluate acquisition candidates that provide opportunities to expand our customer base, cross-sell products, and broaden our product offerings with proven solutions in a timely and cost-effective manner. Since 1994 we have made 15 acquisitions and believe that to date we have achieved our objectives of growth and broadening our product offerings through this acquisition program. We intend to continue such activity in the future, although we do not anticipate material acquisitions in the near term as we complete the integration of our 1999 acquisitions.

EMPLOYEES

           As of December 31, 1999, we had 1,023 full-time employees. Of this number, 280 were engaged in product groups (primarily product development), 293 in customer service and support, 106 in sales and marketing, 161 in implementation and training, 21 in technology, research ad development and 162 in general and administrative functions.

ITEM 2.  PROPERTIES

           Our corporate headquarters are located in Portland, Oregon in a leased facility consisting of approximately 86,921 feet of office space occupied under leases that expire in 2004. Annual lease payments for our corporate headquarters are approximately $1.6 million, with provisions for inflationary increases. We also lease office space in Atlanta, Georgia (32,277 square feet) ; Dayton, Ohio (15,151 square feet); Burnsville, Minnesota (18,392 square feet); Englewood Cliffs, New Jersey (14,198 square feet); Houston, Texas (7,565 square feet); Denver, Colorado (4,470 square feet); Charleston, South Carolina (2,500 square feet); Vienna, Virginia (5,666 square feet); Pleasanton, California (60,242 square feet); Jericho, New York (1,140 square feet); Trumbull, Connecticut (92,000 square feet); and Carrolton, Texas (4,800 square feet). These leases expire in 2007, 2006, 2000, 2005, 2002, 2004, 2003, 2003, 2007,
2002, 2003 and 2001, respectively. Annual lease payments for these additional facilities, in aggregate, are approximately $3.3 million. We believe the office space currently under lease is adequate to meet our needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS

           We are involved in routine legal matters incidental to our business. We believe that the resolution of any such matters that are currently outstanding will not have a material effect on our financial condition or results of operation. However, no assurance can be given that the concurrent resolution of several of such matters in manners adverse to us would not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Our common stock trades publicly on the Nasdaq National Market under the trading symbol CCTX. The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the Nasdaq National Market.

                                                  HIGH          LOW

                1998

                    First Quarter               $16.69        $12.25
                    Second Quarter              $17.88        $14.50
                    Third Quarter               $16.38        $ 9.38
                    Fourth Quarter              $13.13        $10.00

                1999

                    First Quarter               $14.00        $10.50
                    Second Quarter              $18.00        $ 8.88
                    Third Quarter               $13.75        $ 9.63
                    Fourth Quarter              $10.38        $ 5.25

           On February 29, 2000, the last reported sales price reported on the Nasdaq National Market for our common stock was $8.00 per share. On the same date, the number of shareholders of record and the approximate number of beneficial holders of the Company's Common Stock were 276 and 1,803, respectively.

           In May 1999 we issued 90,000 shares of our common stock in an equity sale to a private investor for $900,000. In August 1999 we issued warrants to purchase 381,822 shares of our common stock at $12.34 per share and convertible notes convertible into 602,534 shares of our common stock at $12.34 per share to seven of our lenders in connection with lending commitments totalling $85.5 million. See Note 6 of Notes to Consolidated Financial Statements. On December 31, 1999 certain terms of the warrants, convertible notes and associated financing agreement were renegotiated and the exercise price of the warrants and the conversion price of the convertible notes were reduced from $12.34 to $10.00 per share. At maturity, the convertible notes would be convertible into 743,753 shares of common stock.

           Also in August 1999, we issued a warrant to purchase 58,000 shares of our common stock at $12.34 per share in consideration for the recipient providing financial advisory and placement agent services in connection with the above financing. On December 31, 1999, as a result of the renegotiation of the financing arrangement, the exercise price of this warrant was adjusted to $10.00 per share consistent with the adjustments made to the other warrants and convertible notes issued in connection with the financing. The issuance of shares, warrants and convertible notes described above were made in reliance on
Section 4 (2) of the Securities Act of 1933, as amended. We made no public solicitation in connection with the issuance of the above securities nor were there any other offerees. We relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

           There were no cash dividends declared or paid on our common stock in 1999 or 1998. We do not anticipate declaring cash dividends on our common stock in the foreseeable future. The terms of our lending agreements generally prohibit the payment of dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA


IN THOUSANDS:
EXCEPT PER SHARE AMOUNTS                    1999(1)          1998(2)             1997           1996(3)        1995(4)
---------------------------------------    -----------     -------------     --------------    -----------    -----------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA REVENUE(5):
   Software Products and Services
   Group

     License Revenue                    $      48,730   $        47,590   $         38,281  $      31,133  $      17,277
     Service and Support Revenue               38,284            28,077             26,235         21,804         14,965
       Other                                    8,295             4,141              3,143          2,899          2,665
   e-Commerce Group
     License Revenue                            1,786             1,612              2,193          2,802          1,641
     Service and Support Revenue                9,986             4,210              2,797          1,311            228
                                           -----------     -------------     --------------    -----------    -----------
               Total revenue                  107,081            85,630             72,649         59,947         36,776
Cost of revenue                                42,625            29,423             27,041         20,844         11,672
                                           -----------     -------------     --------------    -----------    -----------
Gross profit                                   64,456            56,207             45,608         39,103         25,104
Operating expenses                             64,436            45,357             36,780         29,810         20,552
Acquired in-process research and
   development and other charges               10,208             2,661                 --          8,030          4,549
                                           ===========     =============     ==============    ===========    ===========
Income (loss) from operations           $     (10,188)  $         8,189   $          8,828  $       1,263  $           3
                                           ===========     =============     ==============    ===========    ===========

Net income (loss)                       $     (13,831)  $         3,960   $          4,680  $         114  $         323
Preferred Stock dividend                           93                95                 95             97             97
                                           -----------     -------------     --------------    -----------    -----------
Net income (loss) applicable to
   common shareholders                  $     (13,924)  $         3,865   $          4,585  $          17  $         226
                                           ===========     =============     ==============    ===========    ===========
Diluted net income (loss) per share     $       (2.71)  $          0.75   $           0.90  $          --  $        0.05
                                           ===========     =============     ==============    ===========    ===========
Shares used in diluted per share
   calculations                                 5,132             5,167              5,124          5,112          4,877

Basic net income (loss) per share       $       (2.71)  $          0.77   $           0.93  $          --  $        0.05
                                           ===========     =============     ==============    ===========    ===========
Shares used in basic per share
   calculations                                 5,132             5,012              4,919          4,763          4,369

CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents               $       1,289   $         3,589   $             20  $          --  $       4,844
Working capital (deficit)                      (3,586)           16,972              7,187          2,792          8,759
Property and equipment, net                     7,532             4,534              5,211          4,805          2,968
Total assets                                  144,766            56,781             57,542         46,845         36,587
Short-term debt                                 8,052               261              5,605          2,896          3,915
Long-term debt, less current portion
   and debt discount                           59,036             5,693              2,232          2,810            423
Convertible Subordinated Notes                  5,647                --                 --             --             --
Mandatory Redeemable Class A
   Preferred Stock                                728               738                746            754            761
Shareholders' equity                    $      22,722   $        30,632   $         25,943  $      20,238  $      18,169


(1) Results for the year ended December 31, 1999 include pretax charges totaling $10.2 million for the value of in-process research and development efforts at the date of acquisition pertaining to the acquisition of MECA in May 1999 ($3.8 million), for the value of in-process research and development efforts at the date of acquisition pertaining to the acquisition of ULTRADATA in August 1999 ($5.2 million), other expenses for name change and certain costs related to acquisitions required to be expensed ($0.3 million) and settlement of an arbitration proceeding ($0.9 million). Excluding the impact of these charges, net loss and net loss per share (diluted) would have been $5.7 million and $1.11, respectively. The results of operations for the year ended December 31, 1999 include the results of operations of MECA and ULTRADATA since the dates of their acquisitions in May and August 1999, respectively. To fund these acquisitions, the Company incurred debt and convertible subordinated notes of approximately $74 million. See Notes 1, 2, 6 and 7 of Notes to Consolidated Financial Statements.

(2) Results for the year ended December 31, 1998 include pretax charges totaling $3.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to the acquisition of the assets of Mortgage Dynamics, Inc. in October 1998 ($1.0 million), the remaining goodwill and associated severance charges related to the fisCAL products ($0.9 million), the present value of net future lease payments due with respect to certain office space in Atlanta that the Company ceased using ($0.8 million), and the initial investment of the Company in a joint venture ($0.3 million). Excluding the impact of these charges, net income and net income per share (diluted) would have been $5.7 million and $1.11, respectively. See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

(3) Results for the year ended December 31, 1996 include a pretax charge of $8.0 million for the value of in-process research and development efforts at the date of acquisition pertaining to five companies acquired in April 1996. Excluding the impact of the acquired in-process research and development charges, net income and net income per share (diluted) would have been $5.2 million and $1.02, respectively. The results of operations for the year ended December 31, 1996 include the results of these companies' operations since the date of acquisition in April 1996.

(4) Results for the year ended December 31, 1995 include a pretax charge of $4.5 million. The charge consists of $3.7 million for the value of Culverin Corporation's (Culverin) in-process research and development efforts at the date of acquisition and $0.8 million for restructuring. Excluding the impact of the acquired in-process research and development and restructuring charges, net income and net income per share (diluted) would have been $3.1 million and $0.64, respectively. The year ended December 31, 1995 statement of income includes the results of Culverin's operations since the date of acquisition in November 1995.

(5) During the year ended December 31, 1999, we reorganized into two product groups: the Software Products and Services group and the e-Commerce group. Accordingly, we have reclassified our operating revenue data for these periods to reflect the new groups. Total revenue did not change as a result of this reclassification.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION AND CERTAIN OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF CONCENTREX'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. CONCENTREX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE QUARTERLY FLUCTUATIONS IN ORDERS RECEIVED, CHANGES IN THE FINANCIAL INSTITUTIONS MARKETPLACE AND TECHNOLOGICAL ADVANCES, CHANGES IN RELATIONSHIPS WITH KEY CUSTOMERS AND PARTNERS, NEED FOR ADDITIONAL CAPITAL, MANAGEMENT OF GROWTH, SOFTWARE ERRORS AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, AS WELL AS IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

           CFI ProServices, Inc. (doing business as Concentrex Incorporated pending a change in the legal name of the company) is a leading provider of technology-powered solutions to the financial services industry. During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. We offer a broad range of traditional software products and services, a product group that we are both growing and using to finance our innovative business-to-business e-commerce solutions. Our Software Products and Services group supports a financial institution's mission critical functions including back office "core" processing, loan origination, new account opening, branch automation and cross selling. We support the key sales functions a financial institution traditionally relies on to make money, which are usually delivered face-to-face or over the telephone. We believe that financial institutions will need to offer those same functions over the Internet. Thus, we have focused our efforts on both Internet banking software for account servicing and Internet-enabled versions of our traditional software for lending and account opening. These integrate with other points of customer contact and enable a financial institution to serve its customers, both in person and over the Internet, with consistent, integrated solutions.

           Our cost structure is relatively fixed within a short time frame and the cost of generating revenue, in aggregate, does not vary significantly with changes in revenue. As a result, we typically generate significantly greater profit margins from incremental sales once fixed costs are covered. In addition, any failure to achieve revenue targets in a particular period would adversely affect our profit margins for that period.

           Our backlog as of December 31, 1999 was $15.5 million, compared to $18.3 million and $15.2 million at December 31, 1998 and 1997, respectively. The decline in backlog from 1998 to 1999 resulted primarily from the decisions of our customers to delay purchases in the months prior to December 31, 1999 due to their concerns about the Year 2000 issue. Our backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of our revenue for any future period.

ACQUISITIONS AND NEW BUSINESS VENTURES

           We have expanded our market presence by acquiring products, technologies and companies that complement our product suite or increase our market share. We have completed 15 acquisitions since 1994. We completed four acquisitions in 1999 consisting of: Modern Computer Systems (MCS) as of January 1, 1999, MECA Software, L.L.C. (MECA) as of May 17, 1999, ULTRADATA Corporation (ULTRADATA) as of August 13, 1999 and certain assets of Total Direct Services LLC (TDS) as of September 27, 1999. All four acquisitions were accounted for as purchases and have been reflected in the results of operations presented since their respective acquisition dates.

           The terms of certain of our acquisitions provide that, based on various factors, including the passage of time or certain product revenue, we will be required to pay contingent royalties. Because amortization of certain intangible assets (primarily goodwill) arising from our acquisition activity is not deductible for federal income tax purposes, certain amortization expense has the effect of increasing our effective tax rate for financial reporting purposes.

           We currently have no understandings, commitments or agreements with respect to any material acquisition of other businesses, products or technologies. Additionally, our covenants with our lenders may limit our ability to engage in acquisitions in the near term. Nevertheless, from time to time, we may evaluate establishing new business operations or making investments in new business ventures, including joint ventures.

RESULTS OF OPERATIONS

         The following table sets forth our statements of operations data expressed as a percentage of total revenue for the past three years.


                                                                                 Year Ended December 31,
                                                                --------------------------------------------------------
                                                                     1999                  1998                1997
                                                                ----------------       --------------        -----------
          Revenue

          Software Products and Services Group
                   License Revenue                                        45.5  %              55.6  %            52.7  %
                   Service and Support Revenue                            35.8                 32.8               36.1
                        Other                                              7.7                  4.8                4.3
          e-Commerce Group
                   License Revenue                                         1.7                  1.9                3.0
                   Service and Support Revenue                             9.3                  4.9                3.9
                                                                ----------------       --------------        -----------
               Total revenue                                             100.0                100.0              100.0
          Gross profit                                                    60.2                 65.6               62.8
          Operating expenses
            Sales and marketing                                           17.4                 22.4               21.6
            Product development                                           22.9                 17.5               15.9
            General and administrative                                    17.5                 11.7               11.4
            Goodwill Amortization                                          2.4                  1.4                1.7
            Acquired in-process research and development
               and other charges                                           9.5                  3.1                 --
                                                                ----------------       --------------        -----------
               Total operating expenses                                   69.7                 56.1               50.6
                                                                ----------------       --------------        -----------
          INCOME (LOSS) FROM OPERATIONS                                   (9.5) (1)             9.5  (1)          12.2
          Non-operating expense                                           (4.2)                (0.9)              (0.4)
                                                                ----------------       --------------        -----------
          Income (loss) before income taxes                              (13.7)                 8.6               11.8
          Provision (benefit) for income taxes                            (0.8)                 4.0                5.4
          Preferred stock dividend                                         0.1                  0.1                0.1
                                                                ================       ==============        ===========
          Net income (loss) applicable to
               common shareholders                                       (13.0) %(1)            4.5  %(1)          6.3  %
                                                                ================       ==============        ===========

(1) Excluding the impact of acquired in-process research and development and other charges, income from operations as a percentage of revenue in 1999 and 1998 would have been 0.0% and 12.7%, respectively, and net income
     (loss) applicable to common shareholders in 1999 and 1998 would have been (5.3)% and 6.8%, respectively.



REVENUE

           Total revenue increased $21.5 million, or 25.1%, to $107.1 million in 1999 from $85.6 million in 1998. Total revenue increased $13.0 million, or 17.9%, to $85.6 million in 1998 from $72.6 million in 1997.

           We have increased the percentage of our service and support revenue in 1999. We believe that service and support revenue is more predictable and recurring than is software license revenue. Service and support revenue accounted for 45.1%, 37.7% and 40.0% of total revenue, respectively, in 1999, 1998 and 1997. License revenue accounted for 47.2%, 57.5% and 55.7% of total revenue, respectively, in 1999, 1998 and 1997.

                                                    REVENUE BY GROUP
                                                     (IN $MILLIONS)
                                                --------------------------
                                                1999      1998       1997
                                                --------------------------
SOFTWARE PRODUCTS AND SERVICES GROUP

      License Revenue                            $48.7     $47.6      $38.3
      Service and Support Revenue                 38.3      28.1       26.2
      Other Revenue                                8.3       4.1        3.1
                                                ----------------------------
      Group Total                                 95.3      79.8       67.6

E-COMMERCE GROUP

      License Revenue                              1.8        1.6        2.2
      Service and Support Revenue                 10.0        4.2        2.8
                                                ----------------------------
      Group Total                                 11.8        5.8        5.0
                                                ----------------------------

TOTAL REVENUE                                   $107.1      $85.6      $72.6
                                                ======      =====      =====


           During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. Accordingly, we have reclassified our operating revenue data for all periods included in this report to reflect the new groups. Total revenue did not change as a result of this reclassification.

SOFTWARE PRODUCTS AND SERVICES GROUP

           The Software Products and Services group includes:

          o the traditional lending, branch automation and connectivity software products and support services previously provided by CFI ProServices, Inc.

          o the core ("host") processing products we acquired from ULTRADATA in August 1999 and from MCS in January 1999

          o preprinted forms, font cartridges and modems previously sold by us, license revenue from a personal financial management software product that we acquired from MECA in May 1999, and the fulfillment services acquired from MECA. All of these products are included in "Other" revenue within the Software Products and Services group.

           Software Products and Services license revenue increased $1.1 million, or 2.4%, to $48.7 million in 1999 from $47.6 million in 1998. The increase was due to the acquisition of ULTRADATA and MCS in 1999, offset in part by declines in revenue from lending and branch automation software. We had no core processing revenues in 1998 or 1997. The decline in revenue in 1999 compared to 1998 in lending and branch automation software products was primarily due to Year 2000 pressures that caused our financial institution customers to postpone their decisions on new software purchases and to delay or defer implementation projects.

           Software Products and Services license revenue increased $9.3 million, or 24.3%, to $47.6 million in 1998 from $38.3 million in 1997. The increase was led by our Windows-based Laser Pro Lending suite of loan origination products, new mortgage products, connectivity products and new account opening products, and was offset in part by a decline in branch automation revenue. Branch automation revenue for 1997 included results from our RPxpress! remittance processing division, which was sold in September 1997.

           Service and support revenue in the Software Products and Services group increased $10.2 million, or 36.4%, to $38.3 million in 1999 from $28.1 million in 1998. The increase resulted primarily from the ULTRADATA, MCS and MECA acquisitions in 1999 and from an increase in the installed base of our products. Service and support revenue increased $1.8 million, or 7.0%, in 1998 from $26.2 million in 1997 due primarily to an increase in the installed base of our products and to an increase, effective in the fourth quarter of 1998, in service and support pricing for certain lending products. Service and support revenue consists primarily of recurring software support charges and revenue from training customers in the use of our products. Substantially all of our software customers subscribe to support services, which provide for the payment of annual or quarterly maintenance fees.

           Other revenue in the Software Products and Services group increased $4.2 million, or 100%, to $8.3 million in 1999 from $4.1 million in 1998. The increase resulted primarily from the MECA acquisition which added revenue from its legacy personal financial management product and from its fulfillment operations. We anticipate that revenue from the personal financial management product will decline in future periods. Other revenue increased $1.0 million, or 31.8%, in 1998 from $3.1 million in 1997.

           No significant price changes for software products occurred during the periods presented.

E-COMMERCE GROUP

           The e-Commerce group includes the home banking and bill payment products previously sold by CFI ProServices, Inc. and the professional services and technical support services acquired from MECA. Total revenue in the e-Commerce segment increased $6.0 million, or 102.2%, to $11.8 million in 1999 from $5.8 million in 1998, and increased $0.8 million, or 16.6%, in 1998 from $5.0 million in 1997. The 1999 increase was principally due to the acquisition of MECA in May 1999.

           License revenue in the e-Commerce group increased $0.2 million, or 10.8%, to $1.8 million in 1999 from $1.6 million in 1998. License revenue decreased $0.6 million, or 26.5%, to $1.6 million in 1998 from $2.2 million in 1997.

           Service and support revenue in the e-Commerce group increased $5.8 million, or 137.2%, to $10.0 million in 1999 from $4.2 million in 1998. The increase resulted primarily from the acquisition of MECA's technical support operations, from an increase in end users of our online banking software and from increased online bill payment services revenue. Service and support revenue increased $1.4 million, or 50.5%, to $4.2 million in 1998 from $2.8 million in 1997, due primarily to an increase in end users of our home banking software and from increased on-line bill payment services revenue.

COST OF REVENUE

           Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

           Cost of revenue increased $13.2 million, or 44.9%, to $42.6 million in 1999 compared to 1998. Cost of revenue increased $2.4 million, or 8.9%, to $29.4 million in 1998 compared to 1997. The increase in 1999 is principally attributable to the acquisitions of ULTRADATA and MECA, to higher implementation costs associated with the growing number of large financial institution projects, to additional personnel required to support the increased installed base of customers and to increased royalties and materials costs associated with increased revenues. As the breadth of our product lines has expanded, the complexity and cost of providing high quality customer service and support has increased.

           Software amortization was $3.8 million in 1999, $2.6 million in 1998 and $4.5 million in 1997. During 1998 and 1997, several software development projects reached completion. As a result, we began to amortize certain product development costs that had been capitalized in prior periods. In addition, we recorded amortization as a result of software acquired in connection with acquisitions. The increase in amortization costs in 1997 also resulted from accelerated amortization for certain products being replaced by new products or which management concluded were no longer technologically viable.

           As a result of acquisitions, costs associated with royalty payments will increase in future periods. We are obligated to pay royalties ranging from 3% to 18% of revenue related to certain products acquired in various acquisitions. In addition, we are obligated to pay MicroBilt Corporation a fixed amount for each OnLine Branch Automation product customer that converts to our branch automation products. The royalty obligations generally extend three to five years from the acquisition date.

           Gross  margin  was  60.2%,  65.6% and  62.8% in 1999,  1998 and 1997,
respectively. The decrease in 1999 is primarily due to Year 2000 pressures that caused our financial institution customers to postpone their decisions on new software purchases and to delay or defer implementation projects. Since our costs are relatively fixed in the short-term, this postponement of revenue significantly reduced gross margin in the second half of 1999. The increase in gross margin in 1998 is primarily attributable to lower software amortization than in 1997 and from improved implementation efficiencies.

OPERATING EXPENSES

           SALES AND MARKETING. Sales and marketing expenses decreased to $18.7 million, or 17.4% of revenue in 1999 from $19.2 million, or 22.4% of revenue, in 1998 and increased from $15.7 million, or 21.6% of revenue, in 1997. The percentage decrease in 1999 resulted primarily from the MECA acquisition in May of 1999, which contributed revenue without commensurate increases in sales and marketing costs. The increase in dollar amount in 1998 over 1997 resulted from increased commissions associated with increased revenues, salary increases, additional personnel and higher advertising costs.

           PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses were $24.5 million, or 22.9% of revenue, in 1999, $14.9 million, or 17.4% of revenue, in 1998 and $11.5 million, or 15.9% of revenue, in 1997. Increases in dollar amount of product development expenses were largely the result of increased personnel, primarily resulting from the MECA and ULTRADATA acquisitions, additional costs for integrating acquired products and accelerating development of our online banking products. We will continue to commit significant resources to product development efforts.

           Product development expenses in 1998 and 1997 were offset in part by capitalization of software development efforts. We capitalized $1.0 million of software development costs in 1998 and $5.0 million in 1997. No software development costs were capitalized in 1999. Capitalized software development costs, net of accumulated amortization, were $5.3 million as of December 31, 1999, $8.3 million as of December 31, 1998, and $9.9 million as of December 31, 1997. We believe that the current development cycle for our compliance-related products, which typically have relatively long lives, was completed in the second quarter of 1998 and, accordingly, there should be a significant reduction in the capitalization of software development costs in future periods.

           GENERAL AND ADMINISTRATIVE. General and administrative expenses were $18.7 million, or 17.5% of revenue in 1999, $10.0 million, or 11.7% of revenue in 1998 and $8.3 million, or 11.4% of revenue in 1997. The increase in 1999 is due principally to the acquisitions of MECA and ULTRADATA. The increase in 1998 is due principally to additional systems and infrastructure costs necessary to accommodate revenue growth.

GOODWILL AMORTIZATION

           Goodwill acquired in acquisitions is amortized over periods ranging from five to 20 years. Goodwill amortization included in operations was $2.5 million, $1.2 million and $1.3 million and goodwill amortization included in cost of revenue was $0.6 million, $0.9 million and $0.5 million in 1999, 1998, and 1997, respectively. The increase in 1999 is due principally to the goodwill resulting from the ULTRADATA acquisition. We recorded approximately $49 million of goodwill in the ULTRADATA acquisition, which is being amortized over 20 years. Goodwill, net of accumulated amortization, was $59.1 million and $6.2 million, respectively, at December 31, 1999 and 1998.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER CHARGES

           In connection with the acquisition of MECA in May 1999 and of ULTRADATA in August 1999, we recorded expenses of $3.8 million and $5.2 million, respectively, for in-process research and development efforts in process at the dates of acquisition. The values assigned to the in-process research and development efforts were determined by independent appraisal and represent those efforts in process at the dates of acquisition that had not yet reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require these costs be expensed as incurred. These research and development efforts resulted in products released during the first quarter of 2000.

           In connection with our acquisition of the assets of Mortgage Dynamics, Inc. in October 1998, we recorded a pretax charge of $1.0 million for research and development efforts in process at the date of the acquisition. The values assigned to the in-process research and development efforts were determined by independent appraisals and represent those efforts in process at the dates of acquisition that had not reached the point where technological feasibility had been established and that had no alternative future uses. Accounting rules require that these costs be expensed as incurred. These research and development efforts resulted in products released during 1999.

           In the third quarter of 1999, we also expensed name change costs and certain costs related to acquisitions required to be expensed ($0.3 million) and settlement of an arbitration proceeding ($0.9 million). In the fourth quarter of 1998, we recorded aggregate other pretax charges of $1.7 million consisting of the present value of the remaining liability for certain leased office space Concentrex ceased using, and the remaining goodwill associated with the fisCAL credit analysis products and related severance costs. See Notes 1, 2 and 7 of Notes to Consolidated Financial Statements.

INCOME FROM OPERATIONS

           Income (loss) from operations in 1999 was ($10.2) million, or (9.5%) of revenue, compared to $8.2 million, or 9.6% of revenue, in 1998 and $8.8 million, or 12.2% of revenue, in 1997. Excluding the impact of the $10.2 million in unusual items in 1999 and of the $2.6 million in unusual items in 1998, operating income would have been $0 in 1999 and $10.8 million, or 12.7% of revenue, in 1998.

NON-OPERATING INCOME (EXPENSE)

           Non-operating income (expense), which consists primarily of interest income and expense, was a net expense of ($4.5) million in 1999 compared to a net expense of ($0.7) million in 1998 and net non-operating income of $0.3 million in 1997. The increase in net interest expense in 1999 is attributable to the debt we incurred to finance the ULTRADATA and MECA transactions. Non-operating expense in 1998 included a $0.3 million charge representing our initial investment in a joint venture. See Note 1 of Notes to Consolidated Financial Statements.

           In September 1997, we completed the sale of our RPxpress! remittance processing division. On an annual basis, the remittance processing revenues and expenses were both approximately $1.0 million. We received 10% of the sales price in cash with the remainder payable in yearly installments with interest at 8.5% per annum over four years. In connection with the sale, we recorded a non-operating gain of $0.6 million.

           In February 1997, our Board of Directors elected not to proceed with a planned follow-on stock offering of our common stock. We took a $0.5 million non-operating charge in the first quarter of 1997 as a result of the cancellation. Our Board of Directors determined that the stock price at which we would be required to offer the shares was too low and would unfairly dilute the investment of existing shareholders.

PROVISION (BENEFIT) FOR INCOME TAXES

           The effective tax rate (benefit) expense for 1999 was (6.0%) compared to 46.8% in 1998 and 45.5% in 1997. The difference between federal and state statutory tax rates and our effective tax rates in 1999, 1998, and 1997 results primarily from nondeductible charges for in-process research and development and from increased amortization of nondeductible intangibles (primarily goodwill) related to acquisitions.

MARKET RISK

           We have not entered into any derivative financial instruments for speculative purposes. We may be exposed to future interest rate changes on our debt. During 1999 we incurred significant indebtedness related to acquisitions. A hypothetical 10% increase in interest rates on our level of debt existing at December 31, 1999 would increase cash interest expense by approximately $0.6 million per year. We have purchased an interest rate cap for a substantial portion of our long-term debt. The interest rate cap will become effective if the prime rate of interest exceeds 10% per year.

LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operations was $8.4 million in 1999 compared to $11.0 million in 1998. Working capital decreased to a deficit of ($3.6) million at December 31, 1999 from $17.0 million at December 31, 1998. The decrease occurred primarily because of liabilities assumed in the MECA and ULTRADATA acquisitions and because of additional debt incurred to finance those acquisitions.

           Net cash used in investing activities in 1999 was $67.3 million compared to $6.1 million in 1998. The increase in 1999 was primarily caused by the acquisitions of MCS and ULTRADATA. Expenditures for property and equipment of $2.7 million in 1999 were primarily attributable to investments in infrastructure necessary to accommodate our growth.

           Net cash from financing activities of $56.6 million in 1999 was principally proceeds from long term debt financing activities related to acquisitions, including the issuance of convertible subordinated notes, partially offset by payments of long term debt and deferred loan costs.

           Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 124 days at December 31,1999 compared to 109 days at December 31, 1998. The increase in DSO's in 1999 is principally due to Year 2000 pressures that caused our customers to delay payments to us because of their perceived need for liquidity at year end, and to our decision to issue annual and quarterly maintenance invoices in December rather than in January as we did in 1998, which also caused a corresponding increase in deferred revenues. Our project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $7.3 million, or 18.0% of total accounts receivable, at December 31, 1999 compared to $7.6 million, or 25.8% of total accounts receivable, at December 31, 1998.

           In connection with the MECA and ULTRADATA acquisitions in 1999, we substantially increased our outstanding debt. See Note 6 of Notes to Consolidated Financial Statements. At December 31, 1999, we had the following debt under our loan agreements:


                                                                 Gross         Stated Interest Rate At
                                                                Amount            December 31, 1999
                                                          ---------------      -----------------------
Revolving Line of Credit                                  $  3.5 million                9.50%
3-year Term A Loan                                          35.0 million               10.50%
3-year Term B Loan                                          30.0 million               13.50%
Debt discount related to loan
  renegotiation fees and fair value of warrants             (3.2)million
                                                            --------
      Total                                               $ 65.3 million

           In connection with the ULTRADATA acquisition, we also issued convertible subordinated notes with an original face amount of $7.4 million with original issue discount of $1.9 million. We received gross proceeds of $5.5 million upon issuance of the notes. See Note 6 of Notes to Consolidated Financial Statements.

           As a result of our 1999 acquisitions, we are highly leveraged. Our loan agreements contain financial covenants that we must abide by. For example, we are required to generate specific levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") measured over four-quarter periods. We may from time to time fail to comply with the covenants in our loan agreements. Any failure to comply with these covenants could have a material adverse effect on us unless we are able to obtain waivers for noncompliance. There can be no assurance that our lenders would grant waivers for noncompliance, which could lead to an event of default under the loan agreements, or that such waivers would be conditioned on terms and conditions acceptable to us.

           During the fourth quarter of 1999, we amended our financing agreements with our lenders. In consideration for those amendments, we agreed to pay fees of 2% of the total loan commitments (a total of $1.7 million) and agreed to decrease the exercise and conversion prices of certain warrants and convertible notes held by the lenders from $12.34 per share to $10 per share. The new exercise and conversion prices for the warrants were established at a 24% premium to the market price of our common stock at December 31, 1999. The loan fees paid and the fair value attributed to the change in the exercise price of the warrants held by the debt holders was recorded as additional debt discount. If the conversion price of the convertible notes is further reduced pursuant to the terms of the notes, we will record additional interest expense. See Note 6 of Notes to Consolidated Financial Statements.

           Our loan agreements also contain significant restrictions on our activities. For example, we must obtain the consent of our lenders before we purchase or sell significant assets. Additionally, the terms of our loan agreements prohibit us from incurring additional indebtedness or issuing new equity securities without the consent of the lenders. These restrictions may make it difficult or impossible to raise additional funds if we need to do so.

           Future cash requirements could include, among other things, purchases of companies, products or technologies, expenditures for internal software development, capital expenditures necessary to the expansion of the business, and installment payments on debt related to acquisitions. Available cash resources include cash generated by operations plus a revolving line of credit up to $15.0 million, subject to borrowing base restrictions related to our accounts receivable.

           From time to time we receive contract claims from our customers and other parties, including requests for full or partial refunds of moneys paid. Although there can be no assurance that such claims, either alone or in the aggregate, will not have a material adverse effect on our results of operations or financial position, we believe that as of the date of this filing no such claims will have such an effect. From time to time, we initiate contract claims against our customers and other parties, including claims for payment of unpaid invoices.

           We believe that funds expected to be generated from existing operations and borrowings under our revolving line of credit will provide us with sufficient funds to finance our current operations for at least the next 12 months. We may require additional funds to support our working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financings of debt or equity, or from other sources. No assurance can be given that additional financing will be available or, that, if available, such financing will be obtainable on terms favorable to us or our shareholders.

YEAR 2000

           The Year 2000 issue identifies problems that may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the Year 2000 century change. Likewise, other dates may present problems because of the way the digits are interpreted. We experienced no material Year 2000 problems with our products at the century change. Costs incurred through December 31, 1999 to assess Year 2000 issues were not significant and were funded through operating cash flows.

           Based on information gathered to date, we are not presently aware of any Year 2000 issue that could materially affect our operations, either self-originated or caused by third-party service vendors or providers. Nevertheless, there can be no assurance that we will not experience some operating difficulties as a result of Year 2000 issues going forward. If they occur, these difficulties could require us to incur unanticipated costs to remedy the problems and, either individually or collectively, have a material adverse effect on our business operations and financial results.

QUARTERLY RESULTS

           We  have  experienced,  and  expect  in  the  future  to  experience, significant quarterly fluctuations in our results of operations. These fluctuations may be caused by various factors, including, among others: the size and timing of product orders and shipments; the timing and market acceptance of new products and product enhancements introduced by us and our competitors; our product mix, including expenses of implementation and royalties related to certain products; the timing of our completion of work under contracts accounted for under the percentage of completion method; customer order deferrals in anticipation of new products; aspects of the customers' purchasing process, including the evaluation, decision-making and acceptance of products within the customers' organizations; the sales process for our products, including the complexity of customer implementation of our products; the number of working days in a quarter; federal and state regulatory events; competitive pricing pressures; technological changes in hardware platform, networking or communication technology; changes in company personnel; the timing of our operating expenditures; specific economic conditions in the financial services industry and general economic conditions.

           Our business has experienced, and is expected to continue to experience, some degree of seasonality due to its customers' budgeting and buying cycles. Our strongest revenue quarter in any year is typically the fourth quarter and our weakest revenue quarter is typically the second quarter. Customers' purchases are tied closely to their internal budget processes. For some of our customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, our incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, we usually experiences increased sales orders in the last quarter. This pattern was altered in 1999 as Year 2000 issues, including regulatory requirements and internal business process decisions, affected customers' buying decisions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions PROPOSAL 1. ELECTION OF DIRECTORS, MEMBERS OF THE BOARD OF DIRECTORS CONTINUING IN OFFICE, NON-DIRECTOR EXECUTIVE OFFICERS, AND SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information  required  by  this  item  is  included  under  the  captions  BOARD
COMPENSATION, EXECUTIVE COMPENSATION, EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS AND REPORT OF THE COMPENSATION COMMITTEE in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

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

FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:


                                                                                            PAGE


   Report of Independent Public Accountants                                                  F-1

   Consolidated Balance Sheets - December 31, 1999 and 1998                                  F-2

   Consolidated Statements of Operations for the years ended December 31, 1999,
   1998 and 1997                                                                             F-3

   Consolidated Statements of Shareholders' Equity for the years ended December 31,
   1999, 1998 and 1997                                                                       F-4

   Consolidated Statements of Cash Flows for the years ended December 31, 1999,
   1998 and 1997                                                                             F-5

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

EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Number         Description
-------------- -----------------------------------------------------------------

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

          2.5 Purchase and Sale Agreement dated May 17, 1999, among MECA Software, L.L.C., the members of MECA Software, L.L.C., CFI ProServices, Inc., and MoneyScape Holdings, Inc. - previously filed as Exhibit 2.1 to the Current Report on Form 8-K dated June 2, 1999, as filed with the Securities and Exchange Commission on June 7, 1999, and incorporated herein by reference.

          2.6 Agreement and Plan of Merger dated as of May 17, 1999, among the Company, UFO Acquisition Co., and ULTRADATA Corporation previously filed as Exhibit 2.1 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

          3.1 Registrant's Amended and Restated Articles of Incorporation previously filed as Exhibit 3(i)(a) to the Registration Statement on Form S-1 No. 33-64894, as filed with the Securities and Exchange Commission on June 23, 1993 and incorporated herein by reference.

          3.2 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective June 28, 1993) - previously filed as
               Exhibit 3(i)(b) to the Registration Statement on Form S-1 No. 33-64894, as filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein by reference.

          3.3 Amendments to Registrant's Amended and Restated Articles of Incorporation (effective July 26, 1993) - previously filed as
               Exhibit 3(i)(c) to the Registration Statement on Form S-1, Registration Statement No. 33-64894, as filed with the Securities and Exchange Commission on August 10, 1993 and incorporated herein by reference.

Number         Description
-------------- -----------------------------------------------------------------

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

         10.2* Registrant's  Restated  Outside  Director  Compensation and Stock
               Option Plan - previously filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

          10.3 First  Amendment  to  Registrant's   Restated   Outside  Director
               Compensation and Stock Option Plan effective May 14, 1999.

         10.4* Registrant's  Standardized  Regional  Prototype  401(k)  Cash  or
               Deferred Savings Plan and Trust, adopted December 1, 1994 previously filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995 and as filed with the Securities and Exchange Commission on April 1, 1996 and incorporated herein by reference.

         10.5* Legal  Services  Agreement  for the State of Louisiana  effective
               March 13, 1986 between the Company and McGlinchey, Stafford, Mintz, Cellini & Lang, a Louisiana professional law corporation (confidential treatment requested) - previously filed as Exhibit
               10.25 to the Registration Statement on Form S-1 (Registration No. 33-64894) filed with the Securities and Exchange Commission on July 26, 1993 and incorporated herein by reference.

         10.6* 1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 99.13 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 1, 1995 and incorporated herein by reference.

          10.7 First Amendment to 1995 Consolidated and Restated Stock Option Plan - previously filed as Exhibit 9.2 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on or about September 4, 1996 and incorporated herein by reference.

          10.8 Second Amendment to 1995 Consolidated and Restated Stock Option Plan effective January 21, 1999.

          10.9 Office Lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company - previously filed as
               Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994 dated May 12, 1994 and filed with the Securities and Exchange Commission on May 13, 1994 and incorporated herein by reference.

Number         Description
-------------- -----------------------------------------------------------------

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

         10.11 Second amendment, dated January 11, 1999, to office lease dated March 18, 1994 between the Company and John Hancock Mutual Life Insurance Company. previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999 and is incorporated herein by reference.

         10.12 Third Amendment to Office Lease dated August 11, 1999 between Registrant and John Hancock Mutual Life Insurance Company previously filed as Exhibit 10.2 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by this reference.

         10.13 Fourth Amendment to Office Lease dated December 16, 1999 between Registrant and Louis Dreyfus Property Group, Inc.

        10.14* Employment and Non-competition Agreement dated November 21, 1995 between CFI ProServices, Inc. and Eric T. Wagner previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995 and incorporated herein by reference.

        10.15* Form  of  Executive  Retention   Agreement--previously  filed  as
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 1994 and incorporated herein by reference.

         10.16 Financing Agreement dated as of August 13, 1999, by and among CFI ProServices, Inc., ULTRADATA Corporation, MECA Software, L.L.C., MoneyScape Holdings, Inc., Foothill Capital Corporation, Ableco Finance L.L.C., Levine Leichtman Capital Partners II, L.P., and Foothill Partners III, L.P. - previously filed as Exhibit 10.1 to the Company's Form 10-Q dated August 16, 1999, filed with the Securities and Exchange Commission on August 16, 1999, and incorporated herein by reference.

        10.17* CFI ProServices, Inc. Employee Savings and Stock Ownership Plan - previously filed as Exhibit 5.1 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by this reference.

         10.18 Revolving Credit Note in the principal amount of up to $15,000,000 dated as of August 13, 1999 previously filed as
               Exhibit 2.2 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.19 Form of Term Loan B Promissory Note in the aggregate principal amount of $30,000,000 dated as of August 13, 1999 - previously filed as Exhibit 2.4 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

Number         Description
-------------- -----------------------------------------------------------------
         10.20 Form of Warrant  issued by the Company to the Lenders to purchase up to an aggregate of 381,822 shares of the common stock of the Company dated as of August 13, 1999 - previously filed as Exhibit
               2.5 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.21 Note Purchase Agreement among the Company and the Note Holders dated as of August 13, 1999 previously filed as Exhibit 2.7 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.22 Form of 10% Convertible Subordinated Discount Notes dated as of August 13, 1999 - previously filed as Exhibit 2.8 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.23 First Amendment to Note between the Company and Levine Leichtman Capital Partners II, L.P. effective as of December 31, 1999 previously filed in the Company's First Prospectus Supplement dated January 14, 2000, filed with the Securities and Exchange
               Commission on January 14, 2000 and incorporated herein by reference.

         10.24 First Amendment to Note between the Company and Soundshore Holdings, LTD effective as of December 31, 1999 previously filed in the Company's First Prospectus Supplement dated January 14,
               2000, filed with the Securities and Exchange Commission on January 14, 2000 and incorporated herein by reference.

         10.25 First Amendment to Note between the Company and US Bancorp Libra effective as of December 31, 1999 previously filed in the Company's First Prospectus Supplement dated January 14, 2000, filed with the Securities and Exchange Commission on January 14, 2000, 1999 and incorporated herein by reference.

         10.26 Form of Amendment Number One to Warrant among the Company, Foothill Capital Partners III, L.P., Levine Leichtman Capital Partners II, L.P. and Abelco Finance LLC effective as of December 31, 1999 previously filed in the Company's First Prospectus Supplement dated January 14, 2000, filed with the Securities and Exchange Commission on January 14, 2000 and incorporated herein by reference.

         10.27 Registration Rights Agreement for the Lender Warrants among the Company and the Lenders dated as of August 13, 1999 - previously filed as Exhibit 2.6 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.28 Registration Rights Agreement for the Subordinated Notes among the Company and the Note Holders dated as of August 13, 1999 previously filed as Exhibit 2.9 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

Number         Description
-------------- -----------------------------------------------------------------

         10.29 Registration Rights Agreement for the Libra Warrants dated as of August 13, 1999 - previously filed as Exhibit 2.11 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.30 Warrant issued to U.S. Bancorp Libra, financial advisor and placement agent for the Company, to purchase 58,000 shares of the Company's common stock, dated as of August 13, 1999 - previously filed as Exhibit 2.10 to the Current Report on Form 8-K dated August 27, 1999, as filed with the Securities and Exchange Commission on August 27, 1999, and incorporated herein by reference.

         10.31 Amendment Number One to Financing Agreement by and among CFI ProServices, Inc., ULTRADATA Corporation, MECA Software, L.L.C., MoneyScape Holdings, Inc., Foothill Capital Corporation, Ableco Finance L.L.C., Levine Leichtman Capital Partners II, L.P., and Foothill Partners III, L.P. - previously filed in the Company's First Prospectus Supplement dated January 14, 2000, filed with the Securities and Exchange Commission on January 14, 2000 and incorporated herein by reference.

        10.32* Interim Amendment to CFI ProServices,  Inc. 401(k) Profit Sharing
               Plan dated as of December 31, 1999.

          21   Subsidiaries of the Registrant

          23   Consent of Independent Public Accountants

          27   Financial Data Schedule

--------------------------------
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000
      --------------

                                        CFI PROSERVICES, INC.

                                        BY: /S/ MATTHEW W. CHAPMAN
                                            ----------------------
                                            Matthew W. Chapman
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

SIGNATURE                               TITLE

/S/ MATTHEW W. CHAPMAN         Director, Chairman and Chief Executive Officer
----------------------         (Principal Executive Officer)
Matthew W. Chapman

/S/ ROBERT P. CHAMNESS         Director, President and Chief Operating Officer
----------------------
Robert P. Chamness

/S/ KURT W. RUTTUM             Vice President and Chief Financial Officer
------------------             (Principal Financial and Accounting Officer)
Kurt W. Ruttum

/S/ ROBERT T. JETT             Director, Executive Vice President and Secretary
------------------
Robert T. Jett

/S/ J. KENNETH BRODY           Director
--------------------
J. Kenneth Brody

/S/ LORRAINE O. LEGG           Director
--------------------
Lorraine O. Legg

/S/ ERAN S. ASHANY             Director
------------------
Eran S. Ashany

/S/ FRANK E. BRAWNER           Director
--------------------
Frank E. Brawner

/S/ ROBERT B. WITT             Director
------------------
Robert B. Witt

/S/ L. B. DAY                  Director
-------------
L. B. Day

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of CFI ProServices, Inc., d/b/a Concentrex Incorporated

We have audited the accompanying consolidated balance sheets of CFI ProServices, Inc. (an Oregon corporation), d/b/a Concentrex Incorporated, and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFI ProServices, Inc., d/b/a Concentrex Incorporated, and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Portland, Oregon
January 28, 2000

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                           December 31,       December 31,
                                                                              1999                 1998
                                                                        ------------------   ------------------

ASSETS
Current Assets:

  Cash and cash equivalents                                           $                 -  $             3,589
  Restricted cash                                                                   1,289                    -
  Receivables, net of allowances of  $3,268 and $2,600                             40,938               29,701
  Inventory                                                                           583                  249
  Deferred tax asset                                                                2,843                1,341
  Prepaid expenses and other current assets                                         4,342                1,810
  Income taxes receivable                                                           1,653                    -
                                                                        ------------------   ------------------
          Total Current Assets                                                     51,648               36,690

Property and equipment, net of accumulated
  depreciation of $12,894 and $9,947                                                7,532                4,534
Software development costs, net of accumulated
  amortization of $4,561 and $3,368                                                 5,283                8,277
Purchased software costs, net of accumulated
  amortization of $803 and $19                                                      7,808                  211
Goodwill, net of accumulated amortization
  of $6,928 and $4,763                                                             59,133                6,190
Deferred tax asset                                                                  9,438                  355
Other assets, net                                                                   3,924                  524
                                                                        ==================   ==================
          Total Assets                                                $           144,766  $            56,781
                                                                        ==================   ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  DRAFTS PAYABLE                                                      $               728  $                 -
  Accounts payable                                                                  7,424                1,986
  Accrued expenses                                                                 15,181                8,017
  Deferred revenues                                                                18,026                5,300
  Customer deposits                                                                 5,823                3,681
  Line of credit                                                                    3,482                    -
  Current portion of long-term debt                                                 4,570                  261
  Income taxes payable                                                                  -                  473
                                                                        ------------------   ------------------
          Total Current Liabilities                                                55,234               19,718

Commitments and Contingencies
Long-term Debt, less current portion and debt discount                             59,036                5,693
Other Long-term Liabilities                                                         1,399                    -

Convertible Subordinated Notes                                                      5,647                    -

Mandatory Redeemable Class A Preferred Stock                                          728                  738

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                                         -                    -
  Common stock, no par value, 10,000,000 shares authorized,
   5,250,781 and 5,032,977 shares issued and outstanding                           25,703               19,689
  Retained earnings (accumulated deficit)                                          (2,981)              10,943
                                                                        ------------------   ------------------
          Total Shareholders' Equity                                               22,722               30,632
                                                                        ------------------   ------------------
          Total Liabilities and Shareholders' Equity                  $           144,766  $            56,781
                                                                        ==================   ==================


The accompanying notes are an integral part of these consolidated balance sheets

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)



                                                                                      Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                            1999               1998               1997
                                                                      ----------------   ---------------    ---------------

Revenue

  Software Products and Services Group

     License Revenue                                                  $        48,730    $       47,590     $       38,281
     Service and Support Revenue                                               38,284            28,077             26,235
     Other Revenue                                                              8,295             4,141              3,143
   e-Commerce Group
     License Revenue                                                            1,786             1,612              2,193
     Service and Support Revenue                                                9,986             4,210              2,797
                                                                      ----------------   ---------------    ---------------
          Total Revenue                                                       107,081            85,630             72,649
Cost of Revenue                                                                42,625            29,423             27,041
                                                                      ----------------   ---------------    ---------------
          Gross Profit                                                         64,456            56,207             45,608

Operating Expenses
  Sales and marketing                                                          18,659            19,204             15,709
  Product development                                                          24,505            14,913             11,549
  General and administrative                                                   18,733            10,012              8,263
  Goodwill Amortization                                                         2,539             1,228              1,259
  Acquired in-process research and development
     and other charges                                                         10,208             2,661                  -
                                                                      ----------------   ---------------    ---------------
          Total Operating Expenses                                             74,644            48,018             36,780
                                                                      ----------------   ---------------    ---------------
          Income (Loss) From Operations                                       (10,188)            8,189              8,828

Non-operating Income (Expense)
  Interest expense                                                             (4,975)             (454)              (456)
  Interest income                                                                 269               295                170
  Canceled stock offering costs                                                     -                 -               (487)
  Gain on sale of operating division                                                -                 -                628
  Equity in losses attributable to joint venture                                    -              (670)              (148)
  Other, net                                                                      169                83                 52
                                                                      ----------------   ---------------    ---------------
          Total Non-operating Income (Expense)                                 (4,537)             (746)              (241)
                                                                      ----------------   ---------------    ---------------
Income (Loss) Before Provision for (Benefit from)
   Income Taxes                                                               (14,725)            7,443              8,587
Provision for (Benefit from) Income Taxes                                        (894)            3,483              3,907
                                                                      ----------------   ---------------    ---------------
Net Income (Loss)                                                             (13,831)            3,960              4,680
Preferred Stock Dividend                                                           93                95                 95
                                                                      ----------------   ---------------    ---------------
Net Income (Loss) Applicable to Common Shareholders                   $       (13,924)   $        3,865     $        4,585
                                                                      ================   ===============    ===============
Basic Net Income (Loss) Per Share                                     $         (2.71)   $         0.77     $         0.93
                                                                      ================   ===============    ===============
Diluted Net Income (Loss) Per Share                                   $         (2.71)   $         0.75     $         0.90
                                                                      ================   ===============    ===============

The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                Common Stock
                                                           ---------------------------      Retained Earnings
                                                             Shares           Amount      (Accumulated Deficit)      Total
                                                           ----------        ---------    ---------------------    ---------

BALANCES, DECEMBER 31, 1996                                 4,824,973        $ 17,745               $ 2,493        $ 20,238
       Issuance of Common Stock                               100,450             724                     -             724
       Tax benefits from stock transactions                         -             396                     -             396
       Net income applicable to common shareholders                 -               -                 4,585           4,585
                                                           ----------        ---------    ---------------------    ---------

BALANCES, DECEMBER 31, 1997                                 4,925,423          18,865                 7,078          25,943
       Issuance of Common Stock                               107,554             768                     -             768
       Tax benefits from stock transactions                         -              56                     -              56
       Net income applicable to common shareholders                 -               -                 3,865           3,865
                                                           ----------        ---------    ---------------------    ---------

BALANCES, DECEMBER 31, 1998                                 5,032,977          19,689                10,943          30,632
       Issuance of Common Stock                               306,004           3,414                     -           3,414
       Repurchase of Common Stock                             (88,200)         (1,145)                    -          (1,145)
       Issuance of Common Stock warrants                            -           2,088                     -           2,088
       Exchange of options in connection with acquisition           -           1,651                     -           1,651
       Tax benefits from stock transactions                         -               6                     -               6
       Net income (loss) applicable to common shareholders          -               -               (13,924)        (13,924)
                                                           ----------        ---------    ---------------------    ---------

BALANCES, DECEMBER 31, 1999                                 5,250,781        $ 25,703              $ (2,981)       $ 22,722
                                                           ==========        =========    =====================    =========


The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                      1999          1998            1997
                                                                   ----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss) applicable to common shareholders              $ (13,924)    $    3,865     $    4,585
  Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:
      Depreciation and amortization                                    9,505          6,805          8,540
      Write off of in process research and development                 9,000          2,661              -
      Gain on sale of operating division                                   -              -           (628)
      Interest accreted on mandatory redeemable preferred stock           93             95             95
      Interest accreted on notes payable                                 301             93             93
      Amortization of debt discount and deferred loan costs            1,056              -              -
      Expense for stock warrants issued                                  124              -              -
      Expense for ESSOP shares issued                                  1,230              -              -
      Deferred income taxes                                           (1,124)          (586)            87
  Equity in losses attributable to joint venture                           -            670            148
      (Increase) decrease in assets, net of effects from
          purchase of businesses:
             Receivables, net                                         (4,954)         2,749         (9,135)
             Inventory                                                   302             48           (141)
             Prepaid expenses and other assets                          (655)           612           (269)
             Income taxes receivable                                  (1,647)             -              -
      Increase  (decrease)  in  liabilities,  net of effects
          from  purchase  of businesses:
             Drafts payable                                              728              -           (425)
             Accounts payable                                          3,924           (133)          (765)
             Accrued expenses                                         (3,935)            52         (1,186)
             Deferred revenues                                         9,541         (7,307)         2,053
             Customer deposits                                          (684)         1,966            846
             Income taxes payable                                       (473)          (596)         1,475
                                                                   ----------    -----------    -----------
                Net cash provided by operating activities              8,408         10,994          5,373

Cash flows from investing activities:
  Expenditures for property and equipment                             (2,711)        (1,680)        (2,713)
  Software development costs capitalized                                   -         (1,054)        (4,994)
  Investment in joint venture                                              -           (304)          (322)
  Proceeds from long-term note receivable                                153            189              -
  Issuance of note receivable                                              -           (391)             -
  Purchase of investments                                                  -           (206)             -
  Proceeds from sale of operating division                                 -              -             87
  Cash paid for acquisition of Modern Computer Systems, Inc.
    net of cash received                                              (5,591)             -              -
  Cash received in acquisition of MECA Software, LLC                     889              -              -
  Cash paid for acquisition of ULTRADATA Corporation, net of
    cash received                                                    (59,968)             -              -
  Cash paid for other acquistion                                         (98)             -              -
  Cash paid for acquisition of Mortgage Dynamics, Inc.                     -         (2,668)             -
                                                                   ----------    -----------    -----------
           Net cash used in investing activity                       (67,326)        (6,114)        (7,942)

Cash flows from financing activities:
  Net proceeds from (payments on) line of credit                        (518)        (1,310)         3,719
  Payments on note payable                                              (166)             -              -
  Payments on long-term debt                                          (8,291)          (666)        (1,751)
  Proceeds from long term debt                                        65,000              -              -
  Proceeds from issuance of convertible subordinated notes             5,550              -              -
  Payment of deferred loan costs                                      (4,674)             -              -
  Payments on mandatory redeemable preferred stock                      (103)          (103)          (103)
  Proceeds from issuance of common stock                                 965            768            724
  Repurchase of common stock                                          (1,145)             -              -
                                                                   ----------    -----------    -----------
           Net cash provided by (used in) financing activities        56,618         (1,311)         2,589
                                                                   ----------    -----------    -----------

Increase (decrease) in cash and cash equivalents                      (2,300)         3,569             20

Cash and cash equivalents (including restricted cash):
  Beginning of period                                                  3,589             20              -
                                                                   ----------    -----------    -----------
  End of period                                                    $   1,289     $    3,589     $       20
                                                                   ==========    ===========    ===========


The accompanying notes are an integral part of these consolidated statements.

                              CFI PROSERVICES, INC.
                           dba CONCENTREX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

CFI ProServices, Inc., dba Concentrex Incorporated, and its subsidiaries (the Company) provides technology-powered solutions to the financial services industry. The Company offers a broad range of traditional software products and services, as well as business-to-business e-commerce solutions. Software for a financial institution includes back office "core" processing, loan origination, new account opening, branch automation and cross selling. The Company has been in business since 1978.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries: ULTRADATA Corporation (ULTRADATA), MoneyScape Holdings, Inc. (MSHI), and MECA Software, L.L.C. (MECA). The Company owns a 99% membership interest in MECA, and MSHI owns the remaining 1% membership interest. All intercompany transactions and balances have been eliminated. The Company made certain acquisitions in October 1998, January 1999, May 1999 and August 1999 (see Note 2). These acquisitions have been included in the consolidated financial statements since the dates of acquisition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with maturity dates of three months or less at the time of acquisition.

INVENTORY

Inventory consists primarily of printed bank forms and computer hardware, and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the individual assets, which are three years for computer equipment and software, and five to seven years for furniture, fixtures and other equipment. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. Expenditures for repairs and maintenance are charged to current operations, and costs related to renewals and improvements that add significantly to the useful life of an asset are capitalized. When depreciable properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

SOFTWARE

The costs of internally developed software which meet the criteria in SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," are capitalized. These costs are amortized on a straight-line basis over estimated economic lives ranging from three to five years.

Purchased software is capitalized at cost and amortized on a straight-line basis over the estimated economic life of three to six years. Generally, contracts for purchased software require royalties to be paid based on revenues generated by the related software.


                                                                            Years Ended December 31,
                                                                 ------------------------------------------------
                                                                    1999              1998              1997
                                                                 -----------      -------------     -------------
                                                                                 (In thousands)

Amortization of internally developed software                 $       2,993    $         2,633   $         3,465
Amortization of purchased software                                      784                 19             1,079


During 1998 and 1997 several software development projects reached completion. As a result, the Company began to amortize certain product development costs which had been capitalized in prior periods. In addition, the Company recorded amortization as a result of software acquired in connection with the 1999 and 1998 acquisitions. Amortization costs in 1997 included accelerated amortization for certain products being replaced by new products which management concluded were no longer technologically viable.

GOODWILL

Goodwill resulting from acquisitions is amortized on a straight-line basis over estimated lives of five to 20 years. The Company believes these useful lives are appropriate based on the factors influencing acquisition decisions. These factors include product life, profitability and general industry outlook. The Company reviews its goodwill for impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of goodwill, the Company recognizes an impairment loss in an amount necessary to write the assets down to fair value as determined by the expected discounted future cash flows. In 1998 the Company wrote off $877,000, reflecting the remaining goodwill associated with its fisCAL credit analysis products and related severance costs calculated in accordance with pre-existing employment contracts. These charges are included in the acquired in-process research and development and other charges in the Company's Statement of Operations for 1998.

INVESTMENT IN JOINT VENTURE

In November  1997 the Company made a 50%  investment in Lori Mae,  L.L.C.  (Lori
Mae), a company designed to securitize small business loans originated by community banks. The Company uses the equity method to account for its investment in this joint venture. In 1998 the Company wrote off its initial investment in Lori Mae in the amount of $352,000 due to lack of acceptable market demand for Lori Mae's initial product. This charge, in addition to losses attributable to the joint venture, are included in equity in losses attributable to joint venture in the Company's Statement of Operations for 1998. At December 31, 1998 and 1999, the Company's net investment in Lori Mae was $0.

DEFERRED LOAN COSTS AND DEBT DISCOUNT

Deferred loan costs associated with the Company's debt are included in other assets. Deferred loan costs net of amortization were $3,602 and $0 at December 31, 1999 and 1998, respectively. Debt discount is recorded as a reduction in the carrying value of the debt. Deferred loan costs and debt discount are amortized using the effective interest method. See Note 6.

REVENUE RECOGNITION

License revenues are derived from three kinds of transactions:

          o Licenses with no follow-on obligations on the part of the Company are recognized upon delivery.

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

Revenues for consulting, custom programming and training, where separately contracted for, are recognized as the related services are performed. Other revenues include sales of preprinted forms and hardware, which are recognized upon delivery. Amounts received in advance for service and support contracts are deferred and recognized ratably over the support period. Amounts in excess of invoiced minimums for service and support charges based on usage are estimated and recognized in the period in which usage occurs. Included in receivables at December 31, 1999 and 1998 are unbilled receivables of $7.3 million and $7.7 million, respectively. These primarily relate to percentage of completion contracts and contracts with deferred payment terms.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. These costs were $1.8 million, $1.4 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, accounts payable and debt instruments. At December 31, 1999 and 1998, the fair value of the Company's accounts receivable and accounts payable approximated their carrying value due to their short-term nature. At December 31, 1999 and 1998, the fair value of the Company's debt, excluding debt discount, approximated its carrying value.

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


Year Ended December 31,           1999                             1998                             1997
------------------------------    --------- --------- ---------    --------- --------- ---------    --------- -------- ---------
(In thousands, except per
share data)                                           Per                              Per                             Per
                                                      Share                            Share                           Share
BASIC EPS                          Income    Shares   Amount        Income    Shares   Amount        Income   Shares   Amount
---------                         --------- --------- ---------    --------- --------- ---------    --------- -------- ---------

Income (loss) available to
 Common shareholders              $(13,924)   5,132   $(2.71)      $ 3,865     5,012    $ 0.77       $4,585    4,919    $ 0.93
                                                      =========                        =========                       =========
Effect of Dilutive Securities
  Stock Options                      -          -                     -          155                     -       205
                                  --------- ---------              --------- ---------              --------- --------

DILUTED EPS
-----------
Income (loss) available to
 Common shareholders              $(13,924)    5,132   $(2.71)      $ 3,865     5,167    $ 0.75     $  4,585    5,124    $ 0.90
                                                      =========                        =========                       =========

The number of options and warrants to purchase shares of common stock and the assumed conversion of convertible subordinated notes that were excluded from the table above (as the effect would have been anti-dilutive) were 2,112,447 for the year ended December 31, 1999, 787,184 for the year ended December 30, 1998 and 94,500 for the year ended December 31, 1997, respectively.

SUPPLEMENTARY CASH FLOW INFORMATION


The Company made the following cash payments:                                     Years Ended December 31,
                                                                             ------------------------------------
                                                                               1999          1998         1997
                                                                             ---------     ---------     --------
                                                                                       (In thousands)

Interest and preferred dividends                                          $     2,401           554   $      517
Income taxes                                                                    2,016         4,751        2,294


Noncash investing and financing activities were as follows:


                                                                                  Years Ended December 31,
                                                                             ------------------------------------
                                                                               1999         1998          1997
                                                                             ---------     --------     ---------
                                                                                       (In thousands)

Tax benefit from exercise of nonqualified stock options                   $         6   $       56   $       396
Note receivable received in connection with the sale of  remittance
   processing division                                                             --           --           788
Increase in goodwill for accrued acquisition related  contingent
   royalties                                                                      752        1,085         1,140
Decrease in goodwill and increase in deferred tax asset
   related to acquired net operating losses                                        --           --           389
Reclassification of bank line of credit to long-term debt                          --        4,000            --
Issuance of common stock in connection with acquisition of Modern
       Computer Systems, Inc.                                                     650           --            --
Issuance of common stock in connection with acquisition of MECA
       Software, L.L.C.                                                           569           --            --
Assumption of debt in connection with acquisition of MECA Software,
       L.L.C.                                                                   7,500           --            --
Other liabilities assumed in connection with acquisitions                      17,676           --            --
Accrual of loan renegotiation costs                                             1,711           --            --
Fair value of stock warrants issued in connection with financings               1,964           --            --
Fair value of stock options converted in connection with acquisition of
       ULTRADATA Corporation                                                    1,651           --            --
Note payable acquired in connection with acquisition of ULTRADATA
       Corporation                                                                504           --            --


RECLASSIFICATIONS

Certain reclassifications in the financial statements and notes have been made to prior year financial statements to conform with the current presentation.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income. Comprehensive income includes charges or credits to equity that did not result from transactions with shareholders. SFAS No. 130 became effective during 1998. As net income and comprehensive income were identical in 1999, 1998 and 1997, SFAS No. 130 did not have an impact on the Company's financial statements.

SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the Company to report certain information about operating segments. SFAS No. 131 became effective for the Company's year ended December 31, 1998. The Company provides integrated software to financial institutions for, among other things, use in back office processing, branch automation, loan origination, new account opening and electronic banking. The Company classifies its products primarily as application products and e-commerce products. These products constitute the Company's suite of products and are sold to the same types of  customer  through  similar  distribution  channels.  Accordingly,  the
Company believes it operates in one segment. During 1999 revenue was reclassified for all periods into the Software Products and Services group and the e-Commerce group. Total revenues did not change as a result of this reclassification. Revenues for products and associated services are separately reported in the Software Products and Services group and the e-Commerce group on the Statement of Operations.

Virtually all of the Company's sales are made in the United States. The remaining sales are made to customers located in Latin America.

RECENT PRONOUNCEMENT

In June 1999, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 137). SFAS 137 is an amendment to Statement of Financial
Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for the Company beginning January 1, 2001. The Company currently does not have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101) on revenue recognition. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 is effective for the Company beginning January 1, 2000. The Company does not expect the adoption of SAB No. 101 to have a material impact on its results of operations or financial position.

2.        ACQUISITIONS

Effective January 1, 1999 the Company acquired substantially all of the assets of Modern Computer Systems, Inc. and certain related corporations (collectively, MCS). MCS offers hardware and software solutions for the back office accounting needs of community banks and credit unions. The purchase price approximated $7.0 million and consisted of cash paid of $6.0 million, common stock issued of $650,000 and acquisition costs. The purchase price was allocated to the estimated fair value of the assets acquired, which included goodwill and purchased software. The acquisition was accounted for as a purchase. The operations of MCS have been included in the Company's results of operations since January 1, 1999. The 1998 pro forma results reflecting the MCS acquisition are not materially different from the Company's reported results for the year ended December 31, 1998.

Effective May 17, 1999 the Company and MSHI acquired 99% and 1%, respectively, of the equity in MECA in exchange for 50,000 shares of Concentrex common stock. The acquisition was accounted for as a purchase. The net purchase price approximated $12.3 million and consisted of the common stock issued, assumption of net liabilities and accrued acquisition costs. The liabilities assumed included $7.5 million of debt owed to certain former members of MECA and was repaid by the Company from proceeds from bank borrowings. The purchase price was allocated to the estimated fair value of the assets acquired, which included the expensing of $3.8 million of in-process research and development and the recognition of a $10.5 million deferred tax asset. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The excess of the fair value of the assets acquired over cost (negative goodwill) was allocated to reduce acquired non-current assets. The Company is still obtaining certain data related to the acquisition, and accordingly, the purchase price allocation remains open. The operations of MECA have been included in the Company's results of operations since May 17, 1999.

Effective August 13, 1999 Concentrex acquired all of the outstanding common stock of ULTRADATA. ULTRADATA provides information management software and solutions for relationship-oriented financial institutions. The acquisition was accounted for as a purchase, resulting in approximately $56.4 million of goodwill and purchased software. These amounts are being amortized over a period of six to 20 years. The purchase price was $67.7 million, including acquisition-related expenses. The purchase price was allocated to the estimated fair value of the assets acquired, which included the expensing of $5.2 million of in-process research and development. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. The Company is still obtaining certain data related to the acquisition, and, accordingly, the purchase price allocation remains open. The operations of ULTRADATA have been included in the Company's results of operations since August 13, 1999.

In October 1998 the Company acquired substantially all of the assets of Mortgage Dynamics, Inc. (MDI). The acquisition was accounted for as a purchase. The purchase price was $2.7 million in cash plus certain contingent royalties tied to future revenue production. In conjunction with this acquisition, the Company recorded approximately $1.5 million of goodwill, which is being amortized ratably over seven years; $230,000 of purchased software, which is being amortized ratably over three years; and $991,000 of acquired in-process research and development, determined by independent appraisal, all of which was expensed in 1998. The technological feasibility of the acquired technology, which has no alternative future use, had not been established prior to the purchase. Pro forma results reflecting the MDI acquisition are not materially different from the Company's reported results for 1998.

Unaudited pro forma results of operations assuming the MECA and ULTRADATA acquisitions occurred at January 1, 1998 are as follows:


                                                               Years ended December 31,
                                                             ---------------------------
                                                               1999              1998
                                                             ----------       ----------
                                                           (In thousands except per share data)

Total Revenue                                               $     131,684      $   139,637
Net loss applicable to common shareholders                  $     (21,991)     $   (10,133)
Basic net loss per share                                    $       (4.26)     $     (2.00)
Diluted net loss per share                                  $       (4.26)     $     (2.00)


Pro forma results include the write-off of acquired in-process research and development in the year incurred.

3.        PROPERTY AND EQUIPMENT

The major categories of property and equipment are summarized as follows:



                                                                                    December 31,
                                                                       -----------------------------------------
                                                                             1999                    1998
                                                                       -----------------        ----------------
                                                                                    (In thousands)

      Computer hardware and software                                $            14,397      $           10,630
      Furniture and fixtures                                                      4,206                   3,293
      Leasehold improvements                                                      1,584                     558
      Machinery and equipment                                                       239                      --
                                                                       -----------------        ----------------
                                                                                 20,426                  14,481
      Less- accumulated depreciation                                             12,894                   9,947
                                                                       =================        ================
                                                                    $             7,532      $            4,534
                                                                       =================        ================

Depreciation expense was as follows:



                                                                         Years Ended December 31,
                                                             -------------------------------------------------
                                                                 1999             1998               1997
                                                             -------------    -------------      -------------
                                                                              (In thousands)

Depreciation expense                                      $         2,668  $         2,381    $         2,230
                                                             =============    =============      =============


4.        ACCRUED EXPENSES

Accrued expenses consist of the following:



                                                                           December 31,
                                                                 ----------------------------------
                                                                     1999                1998
                                                                 -------------       --------------
                                                                          (In thousands)

      Accrued royalties                                       $         1,372     $          1,766
      Accrued commissions                                                 831                  960
      Accrued bonuses and profit sharing                                3,206                2,095
      Sales taxes                                                       1,141                  599
      Accrued acquisition costs, primarily severance                    2,660                   --
      Other                                                             5,971                2,597
                                                                 =============       ==============
                                                              $        15,181     $          8,017
                                                                 =============       ==============


Accrued severance costs were recorded in connection with the 1999 acquisitions. Amounts relate to employees terminated prior to December 31, 1999 as a result of the acquisitions and were accrued pursuant to contractual obligations assumed in the acquisitions.

5.        EMPLOYEE BENEFIT PLANS

The Company created a profit sharing plan (the Plan) on February 1, 1989 under the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 1999, the Plan was amended to be an Employee Savings and Stock Ownership Plan (ESSOP). The ESSOP provides for employee profit sharing and employer matching of 401(k) contributions to be made in the form of Company common stock. Employer matching contributions to the ESSOP are made at the discretion of the Board of Directors and were as follows:

                                           Years Ended December 31,
                              --------------------------------------------------
                                  1999             1998                1997
                              -------------    -------------      --------------
                                                (In thousands)

Employer contributions       $         944    $         856      $           468
                              =============    =============      ==============

The Board of Directors has approved an officers' bonus plan. The amount and timing of bonuses and profit sharing payments under the ESSOP are at the Board's discretion. In 1999 the profit sharing payment under the ESSOP was made in common stock. The expense associated with these plans was as follows:


                                                  Years Ended December 31,
                                     ---------------------------------------------------
                                         1999             1998                1997
                                     -------------    -------------      ---------------
                                                       (In thousands)

Bonus and profit sharing expense  $         4,331  $         2,735    $             850
                                     =============    =============      ===============


Through December 31, 1998 the Company had a qualified employee stock purchase plan (ESPP) which allowed qualified employees to direct up to seven percent of monthly base pay for purchases of stock. The purchase price for shares purchased under the plan was 85 percent of the lesser of the fair market value at the beginning or end of the plan year. The ESPP terminated in accordance with its terms during 1999.

6.        FINANCINGS

COMMON STOCK

On May 14, 1999 the Company sold 90,000 shares of its common stock to one investor for gross proceeds of $900,000. The proceeds of the issuance were used to repay liabilities acquired in the MECA acquisition.

During January 1999 the Company's Board of Directors authorized a repurchase of up to $5.0 million of the Company's common stock. During the first quarter of 1999, the Company repurchased 88,200 shares of its common stock for $1.1 million. The Company did not repurchase any other shares in 1999.

DEBT

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

The first credit facility under the Financing Agreement is a revolving credit facility (the "Foothill Revolver") for up to $15 million, subject to borrowing base restrictions related to accounts receivable of the Company and its subsidiaries. The Foothill Revolver bears interest at an annual rate equal to the prime rate plus 1.0%. On August 13, 1999 the Company drew $1.7 million under the Foothill Revolver in connection with the ULTRADATA acquisition. The interest rate on the Foothill Revolver was 9.5% at December 31, 1999.

The second credit facility under the Financing Agreement is a term loan for $35 million (the "Term A Loan") that bears interest at an annual rate equal to the prime rate plus 2.0%. The Term A Loan has scheduled quarterly prepayments of principal beginning in the second quarter of 2000 that are expected to aggregate $19 million over the term of the loan; the expected remaining principal of $16 million is due on August 13, 2002. On August 13, 1999 the Company drew $35 million under the Term A Loan in connection with the ULTRADATA acquisition. The interest rate on the Term A Loan was 10.5% at December 31,1999.

The third credit facility under the Financing Agreement is a term loan for $30 million (the "Term B Loan") that bears interest at an annual rate equal to the prime rate plus 5.0%. The Term B Loan has no scheduled prepayments of principal. The Term B Loan is due in full on August 13, 2002. On August 13, 1999 the Company drew $30 million under the Term B Loan in connection with the ULTRADATA acquisition. The interest rate on the Term B Loan was 13.5% at December 31, 1999.

In connection with the credit facilities provided under the Financing Agreement, the Company issued to the Lenders warrants (the "Lender Warrants") to purchase up to 381,822 shares of the common stock of the Company, which represented 5.0% of the fully diluted common stock of the Company at the date of issuance. The exercise price of the Lender Warrants is $10.00 per share. The Company has registered for resale the shares of common stock issuable upon exercise of the Lender Warrants. The Lender Warrants are exercisable through August 13, 2004. The Company also issued warrants to purchase 58,000 shares of common stock to the debt placement agent in connection with obtaining the credit facilities under the Financing Agreement. The warrants issued to the debt placement agent have the same terms as the Lender Warrants. The Company recorded the fair value of the warrants as debt discount and deferred loan costs as appropriate.

At December 31,1999 and December 31,1998, long-term debt consisted of the following:



                                                                              December 31,         December 31,
                                                                                  1999                 1998
                                                                           -------------------   -----------------
                                                                                          (In thousands)

Term A Loan                                                             $           35,000    $              --

Term B Loan                                                                         30,000                   --

Note payable, in relation to Halcyon acquisition, with imputed interest at 8.0%, due in quarterly installments of $50, including
interest, payable through 2001                                                         272                  449

Note payable, assumed in the Halcyon acquisition, in
monthly   installments  of  $6,  including  interest
imputed at 8.5%, with final payment due October 2004                                   265                  307

Guaranteed royalties to be paid in relation to Input acquisition,
with imputed interest at 6.0%, payable through March 2001                              813                1,148

TSTG non-compete payments through April 1999                                            --                   50

Note payable, assumed in the ULTRADATA acquisition, due in
monthly installments of $29, including interest at the rate of 10.0%                   410                   --

Long-term portion of line of credit                                                     --                4,000
                                                                          -------------------   ------------------
                                                                                    66,760                5,954

Less current portion of long-term debt                                              (4,570)                (261)
Less debt discount                                                                  (3,154)                  --
                                                                          -------------------   ------------------
Long-term debt                                                          $           59,036    $           5,693
                                                                          ===================   ==================


Payouts under long-term debt are as follows (in thousands):

YEARS ENDING DECEMBER 31,

2000                                                 $          4,570
2001                                                           10,021
2002                                                           52,055
2003                                                               60
2004                                                               54
                                                       ===============
                                                     $         66,760
                                                       ===============

On August 13, 1999 the Company also issued 10% Convertible Subordinated Discount Notes (the "Subordinated Notes") in the aggregate original face amount of $7.4 million (with original issue discount of $1.9 million). The Subordinated Notes are generally non-callable by the Company through August 13, 2002. Interest at 10% per annum accretes on the Subordinated Notes through August 13, 2002 and then becomes payable in cash by the Company if the Subordinated Notes are not redeemed or converted by that date. The Subordinated Notes are initially convertible into a maximum of 743,754 shares of the Company's common stock at the election of the holders. The actual number of shares into which the Subordinated Notes are convertible depends upon the date of conversion and the amount of interest accreted on the Subordinated Notes through the date of conversion. The conversion price of the Subordinated Notes is $10.00 per share. If the average closing price of the Company's common stock for the 10 trading days ending on August 12, 2000 is less than $10.00 per share, the conversion price will be reduced at that time to equal such average price. If the conversion price of the Subordinated Notes is reduced pursuant to the terms of the Subordinated Notes, the Company will record additional interest expense. The Subordinated Notes are due on August 13, 2004 if not previously converted by that date. The Company received gross proceeds of $5.5 million upon issuance of the Subordinated Notes, all of which was used in connection the ULTRADATA acquisition.

During the fourth quarter of 1999, we amended our financing agreements with our lenders. In consideration for those amendments, we agreed to pay fees of 2% of the total loan commitments (a total of $1.7 million) and agreed to decrease the exercise and conversion prices of certain warrants and convertible notes held by the lenders from $12.34 per share to $10 per share. The new exercise and conversion prices for the warrants were established at a 24% premium to the market price of our common stock at December 31, 1999. The loan fees paid and the fair value attributed to the change in the exercise price of the warrants held by the debt holders was recorded as additional debt discount.

As a result of our 1999 acquisitions, the Company is highly leveraged. Our loan agreements contain financial covenants that we must abide by and prohibit the payment of dividends on our common stock, among other restrictions. For example, the Company is required to generate specific levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") measured over four-quarter periods. At December 31, 1999, the Company was in compliance with all financial covenants.

7.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from one to 10 years, payable in monthly installments. Total lease expense was as follows:



                                                                   Years Ended December 31,
                                                 --------------------------------------------------------------
                                                      1999                  1998                    1997
                                                 ----------------      ---------------         ----------------
                                                                        (In thousands)

Lease expense                                 $            4,582    $           2,980       $            2,786
                                                 ================      ===============         ================


Future minimum lease payments are as follows (in thousands):

YEARS ENDING DECEMBER 31,

2000                                  $          6,202
2001                                             5,873
2002                                             4,573
2003                                             4,470
2004                                             3,651
Thereafter                                       3,950
                                         ==============
                                      $         28,719
                                         ==============

In 1998 the Company recorded a loss of $793,000 for the present value of net future lease payments due with respect to certain office space in Atlanta that the Company ceased using. The loss was included in other charges on the Statement of Operationsfor 1998.

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

During the year ended December 31, 1999, the Company recorded an expense of $900,000 related to a settlement of an arbitration proceeding. This expense was included in other charges on the Statement of Operations for 1999.

8.        INCOME TAXES

The provision (benefit) for income taxes is as follows:



                                                                   Years Ended December 31,
                                                 --------------------------------------------------------------
                                                      1999                  1998                    1997
                                                 ----------------      ---------------         ----------------
                                                                        (In thousands)

Current tax provision:

  Federal                                     $            206      $         3,667         $           3,443
  State                                                     24                  402                       377
                                                 ----------------      ---------------         ----------------
                                                           230                4,069                     3,820
Deferred tax provision (benefit)                        (1,124)                (586)                       87
                                                 ----------------      ---------------         ----------------
Total provision (benefit)                     $           (894)     $         3,483         $           3,907
                                                 ================      ===============         ================


The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:



                                                                         Years Ended December 31,
                                                                --------------------------------------------
                                                                   1999             1998            1997
                                                                -----------      -----------     -----------

Federal statutory rate                                                (34.0) %         34.0  %         34.0  %
State income taxes net of Federal benefit                              (4.0)            4.8             4.2
Disallowance of meals and entertainment expenses                        0.9             1.4             1.1
Purchase accounting adjustments, including goodwill
  amortization                                                         29.8             5.5             5.7
Change in valuation allowance                                            --            (0.1)           (0.2)
Other                                                                   1.3             1.2             0.7
                                                                -----------      -----------     -----------
                                                                       (6.0) %         46.8  %         45.5  %
                                                                ===========      ===========     ===========


Deferred tax assets and liabilities are comprised of the following components:



                                                                                        December 31,
                                                                              ---------------------------------
                                                                                  1999                1998
                                                                              --------------       ------------
                                                                                       (In thousands)

  Current deferred tax asset:

  Allowance for doubtful accounts                                          $        1,118       $        844
  Current portion of net operating loss carryforwards                                  --                164
  Severance and other accruals                                                      1,006                281
  Accrued vacation liability                                                          214                 --
  Other                                                                               505                 52
                                                                              --------------       ------------
  Total current deferred tax asset                                         $        2,843       $      1,341
                                                                              ==============       ============
  Long-term deferred tax asset (liability):

  In-process technology acquired                                           $        2,448       $      2,660
  Depreciation                                                                        197               (160)
  Intangibles amortization                                                         (1,259)               702
  Tax basis of acquired asset in excess of book                                     9,510                 --
  Capitalized software                                                             (1,900)            (3,145)
  Net operating loss and credit carryforwards                                       3,849                475
  Other                                                                               (33)               (77)
                                                                              --------------       ------------
  Gross long-term deferred tax asset                                               12,812                455
  Valuation allowance                                                              (3,374)              (100)
                                                                              --------------       ------------
  Total long-term deferred tax asset                                       $        9,438       $        355
                                                                              ==============       ============

The increase (decrease) in the valuation allowance was as follows:


                                                                         Years Ended December 31,
                                                              -----------------------------------------------
                                                                 1999             1998              1997
                                                              ------------     ------------      ------------
                                                                              (In thousands)

Increase (decrease) in valuation allowance                 $        3,274   $         (72)    $         (17)
                                                              ============     ============      ============

At December 31, 1999, for Federal tax return reporting purposes, the Company had approximately $7.1 million of regular and alternative minimum tax loss carryovers that expire at various dates through 2019. In addition, at December 31, 1999, the Company had $1.2 million of general business credit carryovers that expire at various dates through 2013. The general business credit carryovers may not be used to offset taxes payable until the tax loss carryovers are fully utilized. In 1997, based on management's estimate of realization, the Company recorded an increase in deferred tax assets and a corresponding decrease in goodwill of $389,000 relating to net operating losses acquired in connection with a prior acquisition. Current Federal tax law limits the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances including significant changes in ownership interests. The Company is limited to using approximately $3.7 million of net operating loss carryovers in any one year. During 1999 the Company acquired certain tax loss carryforwards in connection with its acquisitions. Because of the uncertainty of realization of these tax loss carryforwards, the Company provided a valuation allowance against the related deferred tax assets. The increase in the valuation allowance in 1999 is primarily attributed to these acquired tax loss carryforwards. Realization, if any, of these tax loss carryforwards will be recorded as a reduction in goodwill.

9.        PREFERRED STOCK

The Company is redeeming the 10,300 outstanding shares of mandatory redeemable Class A preferred stock at $262.14 per share over a 28-year period ending in the year 2018. The present value of the remaining payments, which are due quarterly, has been recorded as the carrying value at December 31, 1999 and 1998. The carrying value is adjusted as payments are made and dividends are accrued on the shares yet to be redeemed. The rate used to calculate the present value was 13 percent per annum, which approximated the Company's borrowing rate at the time redemption commenced. At December 31, 1999 there were 7,017 outstanding shares remaining to be redeemed.

The repayment schedule for the mandatory redeemable Class A preferred stock at December 31, 1999 is as follows (in thousands):

YEARS ENDING DECEMBER 31,

2000                                             $           103
2001                                                         103
2002                                                         103
2003                                                         103
Thereafter                                                 1,428
                                                    -------------
Total future payments                                      1,840
Less- Amount representing dividends                        1,112
                                                    -------------
Present value of future payments                             728
Less- Current portion                                         --
                                                    -------------
Long-term mandatory redeemable preferred stock   $           728
                                                    =============


10.       STOCK OPTIONS AND DIRECTOR COMPENSATION

At December 31, 1999, the Company had four stock plans: a Consolidated Plan, a nonqualified stock option plan, the Compensation Plan for outside directors and the ESSOP.

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

Under the Restated Outside Director Compensation and Stock Option Plan (the Compensation Plan), the company provides for outside directors to be paid a $7,000 retainer and $1,000 for each Board of Directors meeting attended, and the issuance of stock options. The options are awarded annually on the first business day after each annual meeting of shareholders.

Under the ESSOP 175,000 shares of Common Stock were initially reserved, of which 104,618 had been issued as of December 31,1999. The Company records compensation expense for the shares issued under the ESSOP based on the fair market value of the stock.

Below is a table showing the activity for the three stock option plans for the past three years:


                                                                       Weighted Average              Total
                                                 Shares Subject       Exercise Price Per           Exercise
                                                   to Options                Share                   Price
                                                                                                (in thousands)
                                                -----------------     --------------------     ------------------
Balances, December 31, 1996                            831,820     $              10.93     $            9,089
Options granted                                        118,000                    18.40                  2,172
Options exercised                                      (79,804)                    5.52                   (441)
Options lapsed                                         (86,713)                   13.45                 (1,167)
                                                -----------------     --------------------     ------------------
Balances, December 31, 1997                            783,303                    12.32                  9,653
Options granted                                        214,293                    12.39                  2,655
Options exercised                                      (51,680)                   10.43                   (539)
Options lapsed                                         (30,490)                   13.74                   (419)
                                                -----------------     --------------------     ------------------
Balances, December 31, 1998                            915,426                    12.40                 11,350
Options granted                                        468,956                     9.25                  4,337
Options exercised                                       (9,442)                    4.93                    (46)
Options lapsed                                         (13,437)                   10.19                   (137)
                                                -----------------     --------------------     ------------------
Balances, December 31, 1999                          1,361,503     $              11.39    $            15,504
                                                =================     ====================     ==================


In August 1999 the Company exchanged 273,293 of outstanding employee stock options as a result of the ULTRADATA acquisition. The exercise prices for these options range from $3.66 to $15.32 per share. These options are included in the table above as options granted during 1999. The Company has recorded as part of the purchase price $1.7 million relating to the fair value of the options exchanged.

For all three stock option plans at December 31, 1999, there were 1,478,404 shares of unissued stock reserved for issuance, of which 116,901 shares remained available for future grants. Options to purchase 767,788, 437,026 and 361,873 shares of common stock were exercisable at December 31, 1999, 1998 and 1997, respectively. These exercisable options had weighted average exercise prices of $10.71, $9.91 and $8.27 at December 31, 1999, 1998 and 1997, respectively.

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes options pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


                                                                 For the Year Ended December 31,
                                                   ------------------------------------------------------------
                                                       1999                  1998                   1997
                                                   --------------       ----------------       ----------------

Risk-free interest rate                                    6.25%                   6.0%                   6.3%
Expected dividend yield                                     0.0%                   0.0%                   0.0%
Expected lives (years)                                       7.5                    7.5                    6.9
Expected volatility                                        35.0%                  59.4%                  60.7%


Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $1.1 million, $1.2 million and $1.3 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during 1999, 1998 and 1997 was $7.52 per share, $8.36 per share and $11.51 per share, respectively. During 1999, the Company terminated the ESPP. The number of shares issued under the ESPP was 1,944, 22,383 and 20,646 for the years ended December 31, 1999, 1998 and 1997, respectively and the related weighted average purchase price and weighted average fair value of shares issued were $9.77 and $5.19, respectively for 1999, $10.20 and $5.83, respectively for 1998 and $13.71 and $6.55, respectively for 1997.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:



                                                           For the Year Ended December 31,
                                                        (in thousands, except per share data)
                           ------------------------------------------------------------------------------------------------
                                      1999                             1998                              1997
                           ----------------------------     ----------------------------    -------------------------------
                           As Reported      Pro Forma       As Reported      Pro Forma       As Reported       Pro Forma
                           -------------    -----------     -------------    -----------    --------------    -------------
Net income (loss)             $(13,924)      $(14,921)           $ 3,865        $ 2,659            $4,585          $ 3,563
Net income (loss)
  per share - basic             $(2.71)        $(2.91)            $ 0.77         $ 0.53            $ 0.93           $ 0.72
Net income (loss) per
  share - diluted               $(2.71)        $(2.91)            $ 0.75         $ 0.53            $ 0.90           $ 0.71


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. Additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1999:



                              Options Outstanding                                            Options Exercisable
---------------------------------------------------------------------------------    -------------------------------------
                                                 Weighted
                               Number             Average            Weighted           Number of            Weighted
  Range of Exercise             Out-             Remaining            Average             Shares              Average
   Prices Per Share          standing at        Contractual          Exercise         Exercisable at      Exercise Price
                              12/31/99         Life (years)            Price             12/31/99
-----------------------     --------------    ----------------     --------------    -----------------    ----------------
          $1.00 - 4.99            125,924           2.5                   $ 1.85              120,305              $ 1.72
          $5.00 - 9.99            232,847           7.4                   $ 6.95              158,487              $ 6.89
        $10.00 - 14.99            699,154           6.8                  $ 12.32              309,218             $ 12.40
        $15.00 - 15.99            207,178           6.1                  $ 15.01              126,578             $ 15.02
        $16.00 - 20.00             86,400           6.3                  $ 19.48               43,200             $ 18.97
        $24.25 - 24.25             10,000           1.3                  $ 24.25               10,000             $ 24.25



11.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)



QUARTER ENDED (1) (3)                              March 31,           June 30,           September 30,        December 31, 1999
(In thousands, except per share data)                1999                1999                 1999
--------------------------------------------     --------------     ---------------     ------------------     -------------------
Revenue                                      $          20,053  $          27,829   $             29,563   $              29,636
Gross profit                                            12,306             17,570                 18,000                  16,580
Net income (loss) applicable to common
   shareholders                                            799                (979)               (9,037)                 (4,707)
Net income (loss) per share - basic          $            0.16  $            (0.19) $              (1.74)  $               (0.90)
Net income (loss) per share - diluted        $            0.16  $            (0.19) $              (1.74)  $               (0.90)

--------------------------------------------     --------------     ---------------     ------------------     -------------------
QUARTER ENDED (2) (3)                              March 31,           June 30,           September 30,        December 31, 1998
(In thousands, except per share data)                1998                1998                 1998
--------------------------------------------     --------------     ---------------     ------------------     -------------------
Revenue                                      $          19,051   $         19,002    $            23,186    $             24,391
Gross profit                                            12,303             11,835                 15,413                  16,656
Net income applicable to  common
   shareholders                                          1,000                927                  1,593                     345
Net income per share - basic                 $            0.20   $           0.19    $              0.32    $               0.07
Net income per share - diluted               $            0.19   $           0.18    $              0.31    $               0.07


(1) The results in the third quarter of 1999 reflect pretax charges totaling $5.2 million for the value of in- process research and development efforts at the date of the ULTRADATA acquisition and $1.2 million of other charges (see Notes 2 and 7). The results in the second quarter of 1999 reflect pretax charges totaling $3.8 million for the value of in-process research and development efforts at the date of the MECA acquisition (see Note 2).

(2) The results in the fourth quarter of 1998 reflect pretax charges totaling $3.0 for the value of in-process research and development efforts at the date of acquisition pertaining to MDI (see Note 2) and other charges (see
     Note 1 and Note 7).

(3) The quarterly results reflect the operations of MDI, MCS, MECA and ULTRADATA from the respective dates of their acquisition.



                    Report of Independent Public Accountants
                         on Financial Statement Schedule

To the Board of Directors and Shareholders of CFI ProServices, Inc.
d/b/a Concentrex Incorporated

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in CFI ProServices, Inc.'s, dba Concentrex Incorporated, 1999 Annual Report on Form 10-K, and have issued our report thereon dated January 28, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Portland, Oregon
January 28, 2000


                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1997, 1998 and 1999

                                                                 Additions
                                                 Balance At      Charged To                                    Balance At
                                                  Beginning      Costs And                                       End Of
                                                   Of Year        Expenses        Deductions (a)   Other (b)       Year
                                             ---------------     -----------      --------------   ---------   -----------
     Year ended December 31, 1997
        Allowance for doubtful accounts and
           sales returns                             $ 1,303        $ 4,808       $ (3,231)       $     -         $ 2,880
                                             =============================================================================

        FASB 109 Valuation                           $   189        $     -       $    (17)       $     -         $   172
                                             =============================================================================

        Amortization Of Intangibles:
           Purchased software                        $ 1,229        $ 1,079       $ (2,308)       $     -         $     -
           Software development costs                  2,585          3,465         (5,315)             -             735
           Goodwill                                    1,455          1,772              -              -           3,227
                                             =============================================================================
                                                     $ 5,269        $ 6,316       $ (7,623)       $     -         $ 3,962
                                             =============================================================================

     Year ended December 31, 1998
        Allowance for doubtful accounts and
           sales returns                             $ 2,880        $ 2,005       $ (2,285)       $     -         $ 2,600
                                             =============================================================================

        FASB 109 Valuation                           $   172        $     -       $    (72)       $     -         $   100
                                             =============================================================================

        Lease Loss Accrual                           $     -        $   793       $      -        $     -         $   793
                                             =============================================================================

        Amortization Of Intangibles:
           Purchased software                        $    -         $    19       $      -        $     -         $    19
           Software development costs                    735          2,633              -              -           3,368
           Goodwill                                    3,227          2,102           (566)             -           4,763
                                             =============================================================================
                                                     $ 3,962        $ 4,754       $   (566)       $     -         $ 8,150
                                             =============================================================================

     Year ended December 31, 1999
        Allowance for doubtful accounts and
           sales returns                             $ 2,600        $ 2,097       $ (2,242)       $   813         $ 3,268
                                             =============================================================================

        FASB 109 Valuation                           $   100        $     -       $      -        $ 3,274         $ 3,374
                                             =============================================================================

        Lease Loss Accrual                           $   793        $  (309)      $   (409)       $     -         $    75
                                             =============================================================================

        Accrued Acquisition Costs                    $     -        $     -       $ (2,057)       $ 4,717         $ 2,660
                                             =============================================================================

        Amortization Of Intangibles:
           Purchased software                        $    19        $   784       $      -        $     -           $ 803
           Software development costs                  3,368          2,994         (1,801)             -           4,561
           Goodwill                                    4,763          3,059           (894)             -           6,928
                                             =============================================================================
                                                     $ 8,150        $ 6,837       $ (2,695)       $     -         $12,292
                                             =============================================================================



(a) Represents write-off of receivables, fully amortized intangibles, and, in 1998, goodwill associated with a 1996 acquisition. Also includes payments on lease loss accrual, accrued acquisition costs and reduction in FASB 109 valuation account credited to income tax expense.

(b) Includes FASB 109 valuation allowance recorded as part of the 1999 acquisition of ULTRADATA Corporation. Also includes accrued acquisition costs and allowance for doubtful accounts acquired as part of the 1999 acquisitions of both MECA Software, LLC and ULTRADATA Corporation.

