Form 10-Q
period 2000-03-31
CFI PROSERVICES INC
filed 2000-05-15
CIK 908180

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


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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

                   Yes X                          No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                             5,411,368
        (Class)                                  (Outstanding at April 30, 2000)


================================================================================

                              CFI PROSERVICES, INC.
                           dba CONCENTREX INCORPORATED
                                    FORM 10-Q
                                      INDEX

PART I -  FINANCIAL INFORMATION                                             PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and
               December 31, 1999                                               2

          Consolidated Statements of Operations - Three  Months Ended
               March 31, 2000 and 1999                                         3


          Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 2000 and 1999                                         4


          Notes to Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                           7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               March 31,          December 31,
                                                                                 2000                 1999
                                                                           ------------------   ------------------
ASSETS
Current Assets:
  Restricted cash                                                        $             1,195  $             1,289
  Receivables, net of allowances of  $3,483 and $3,268                                32,754               40,938
  Inventory                                                                              635                  583
  Deferred tax asset                                                                   4,112                2,843
  Prepaid expenses and other current assets                                            4,165                4,342
  Income taxes receivable                                                                728                1,653
                                                                           ------------------   ------------------
          Total Current Assets                                                        43,589               51,648

Property and equipment, net of accumulated
  depreciation of $13,377 and $12,894                                                  8,107                7,532
Software development costs, net of accumulated
  amortization of $5,193 and $4,561                                                    4,651                5,283
Purchased software costs, net of accumulated
  amortization of $1,158 and $803                                                      7,453                7,808
Goodwill, net of accumulated amortization
  of $7,543 and $6,928                                                                58,183               59,133
Deferred tax asset                                                                     9,438                9,438
Other assets, net                                                                      3,526                3,924
                                                                           ==================   ==================
          Total Assets                                                   $           134,947  $           144,766
                                                                           ==================   ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                                         $             1,001  $               728
  Accounts payable                                                                     5,366                7,424
  Accrued expenses                                                                    10,548               15,181
  Deferred revenues                                                                   15,107               18,026
  Customer deposits                                                                    5,637                5,823
  Line of credit                                                                       3,282                3,482
  Current portion of long-term debt                                                    6,579                4,570
                                                                           ------------------   ------------------
          Total Current Liabilities                                                   47,520               55,234

Commitments and Contingencies

Long-term debt, less current portion and debt discount                                57,171               59,036
Other long-term liabilities                                                            1,116                1,399

Convertible Subordinated Notes                                                         5,801                5,647

Mandatory Redeemable Class A Preferred Stock                                             725                  728

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                                            -                    -
  Common stock, no par value, 10,000,000 shares authorized,
   5,365,225 and 5,250,781 shares issued and outstanding                              26,615               25,703
  Retained earnings (accumulated deficit)                                             (4,001)              (2,981)
                                                                           ------------------   ------------------
          Total Shareholders' Equity                                                  22,614               22,722
                                                                           ------------------   ------------------
          Total Liabilities and Shareholders' Equity                     $           134,947  $           144,766
                                                                           ==================   ==================


The accompanying notes are an integral part of these consolidated balance sheets

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                                          Three Months Ended March 31,
                                                                              2000           1999
                                                                          -----------     -----------
REVENUE
  Software Products and Services Group
     License Revenue                                                      $    14,712     $     8,369
     Service and Support Revenue                                               11,955           8,479
     Other Revenue                                                              2,961           1,145
   e-Commerce Group
     License Revenue                                                              421             495
     Service and Support Revenue                                                2,965           1,565
                                                                          -----------     -----------
          Total Revenue                                                        33,014          20,053
COST OF REVENUE                                                                12,584           7,747
                                                                          -----------     -----------
          Gross Profit                                                         20,430          12,306
OPERATING EXPENSES
  Sales and marketing                                                           5,412           3,732
  Product development                                                           8,049           4,279
  General and administrative                                                    5,217           2,436
  Goodwill amortization                                                         1,048             410
                                                                          -----------     -----------
          Total Operating Expenses                                             19,726          10,857
                                                                          -----------     -----------
          Income From Operations                                                  704           1,449
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                                             (3,131)           (104)
  Interest income                                                                  21              95
  Other, net                                                                      140               3
                                                                          -----------     -----------
          Total Non-operating Income (Expense)                                 (2,970)             (6)
                                                                          -----------     -----------
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                                                (2,266)          1,443
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                      (1,269)            621
                                                                          -----------     -----------
NET INCOME (LOSS)                                                                (997)            822
PREFERRED STOCK DIVIDEND                                                           23              23
                                                                          -----------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                       $    (1,020)    $       799
                                                                          ===========     ===========
BASIC NET INCOME (LOSS) PER SHARE                                         $     (0.19)    $      0.16
                                                                          ===========     ===========
DILUTED NET INCOME (LOSS) PER SHARE                                       $     (0.19)    $      0.16
                                                                          ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                             CFI PROSERVICES, INC.
                          dba CONCENTREX INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                                                           Three Months Ended March 31,
                                                                                      -------------------------------------
                                                                                            2000                1999
                                                                                      -----------------   -----------------
Cash flows from operating activities:

  Net income (loss) applicable to common shareholders                                 $         (1,020)   $            799
  Adjustments to reconcile net income (loss) applicable to common shareholders to cash provided by operating activities:

      Depreciation and amortization                                                              2,990               1,965
      Interest accreted on mandatory redeemable preferred stock                                     23                  23
      Interest accreted on notes payable                                                           182                  24
      Amortization of debt discount and deferred loan costs                                        861                   -
      Deferred income taxes                                                                     (1,269)                  -
      (Increase) decrease in assets, net of effects from purchase of businesses:

             Receivables, net                                                                    8,184               2,301
             Inventories, net                                                                      (52)                 58
             Prepaid expenses and other assets                                                       -                (122)
             Income taxes receivable                                                               928                   -
      Increase  (decrease)  in  liabilities,  net of effects  from  purchase  of businesses:

             Drafts payable                                                                        273                 386
             Accounts payable                                                                   (2,058)               (326)
             Accrued expenses                                                                   (4,294)             (4,970)
             Deferred revenues                                                                  (2,927)              4,152
             Customer deposits                                                                    (186)               (945)
             Income taxes payable                                                                    -                  64
                                                                                      -----------------   -----------------
                Net cash provided by operating activities                                        1,635               3,409

Cash flows from investing activities:

  Expenditures for property and equipment                                                       (1,352)               (449)
  Proceeds from long-term note receivable                                                           45                  37
  Cash paid for acquisition of Modern Computer Systems, Inc.
    net of cash received                                                                             -              (5,520)
                                                                                      -----------------   -----------------
           Net cash used in investing activity                                                  (1,307)             (5,932)

Cash flows from financing activities:

  Net proceeds from (payments on) line of credit                                                  (200)                262
  Payments on long-term debt                                                                      (215)               (159)
  Payments on mandatory redeemable preferred stock                                                 (26)                (26)
  Proceeds from issuance of common stock                                                            19                   2
  Repurchase of common stock                                                                         -              (1,145)
                                                                                      -----------------   -----------------
           Net cash used in financing activities                                                  (422)             (1,066)
                                                                                      -----------------   -----------------

Decrease in cash and cash equivalents                                                              (94)             (3,589)

Cash and cash equivalents (including restricted cash):

  Beginning of period                                                                            1,289               3,589
                                                                                      -----------------   -----------------
  End of period                                                                       $          1,195    $              -
                                                                                      =================   =================


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

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three months ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from the audited financial statements contained in the 1999 Annual Report on Form 10-K as filed by CFI ProServices, Inc., d/b/a Concentrex Incorporated ("Concentrex" or the "Company"). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                                          Three Months Ended March 31,
                                                                    -----------------------------------------
                                                                          2000                  1999
                                                                    -----------------    --------------------

Cash paid during the period for income taxes                    $            28       $           601
Cash paid during the period for interest and dividends                    2,091                    76




Noncash investing and financing activities were as follows:

                                                                          Three Months Ended March 31,
                                                                    -----------------------------------------
                                                                          2000                  1999
                                                                    -----------------    --------------------

Tax benefit from exercise of nonqualified stock options         $             3       $            --
Increase in goodwill for accrued acquisition related
       contingent royalties                                                 290                   102
Issuance of common stock in connection with
       acquisition of Modern Computer Systems, Inc.                          --                   650
Fair value of common stock issued in connection with the
      Company's ESSOP                                                       890                    --


NOTE 3.   EARNINGS PER SHARE

Following is a  reconciliation  of basic  earnings per share ("EPS") and diluted
EPS:


  Three Months Ended March 31,               2000                                1999
  ---------------------------------------    ---------- --------- -----------    --------- --------- ----------

                                                                       Per                               Per
                                                                      Share                             Share
  BASIC EPS                                     Loss      Shares     Amount        Income    Shares    Amount
  ---------                                  ---------- --------- -----------    --------- --------- ----------
  Net income (loss) applicable to common
    shareholders                              $(1,020)     5,285    $(0.19)       $    799   5,040      $0.16
                                                                  ===========                        ==========
  Effect of dilutive securities:
    Stock options                                            --                                111
                                             ---------- ---------                --------- ---------

  DILUTED EPS
  -----------
  Net income (loss) applicable to
  common shareholders                         $(1,020)     5,285    $(0.19)       $    799   5,151     $ 0.16
                                                                  ===========                        ==========


The number of options and warrants to purchase shares of common stock and the assumed conversion of convertible subordinated notes that were excluded from the table above (as the effect would have been anti-dilutive) were 2,135,073 and 446,363 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4.   CLASSIFICATION OF REVENUE

Concentrex has reorganized itself into two product groups: Software Products and Services Group and e-Commerce Group. Prior period revenues have been reclassified for all periods included herein to reflect the new product groups. Total revenues did not change as a result of this reclassification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO SHOULD BE READ IN CONJUNCTION WITH THE FOLLOWING DISCUSSION. THIS DISCUSSION AND CERTAIN OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF CONCENTREX'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS DISCUSSION SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. CONCENTREX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE QUARTERLY FLUCTUATIONS IN ORDERS RECEIVED, CHANGES IN THE FINANCIAL INSTITUTIONS MARKETPLACE AND TECHNOLOGICAL ADVANCES, CHANGES IN RELATIONSHIPS WITH KEY CUSTOMERS AND PARTNERS, NEED FOR ADDITIONAL CAPITAL, MANAGEMENT OF GROWTH, SOFTWARE ERRORS AND ADDITIONAL FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, AS WELL AS IN CONCENTREX'S FILINGS ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND IN OTHER FILINGS BY CONCENTREX WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our backlog as of March 31, 2000 was $14.4 million, compared to $16.5 million at March 31, 1999. Our backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of our revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations data expressed as a percentage of total revenue.

                                                                    Three Months Ended March 31,
                                                                -------------------------------------
                                                                     2000                  1999
                                                                ----------------       --------------
          Software Products and Services Group
            License Revenue                                               44.6  %              41.7  %
            Service and Support Revenue                                   36.2                 42.3
            Other Revenue                                                  8.9                  5.7
          e-Commerce Group
            License Revenue                                                1.3                  2.5
            Service and Support Revenue                                    9.0                  7.8
                                                                ----------------       --------------
                Total revenue                                            100.0                100.0
          Gross profit                                                    61.9                 61.4
          Operating expenses
            Sales and marketing                                           16.4                 18.6
            Product development                                           24.4                 21.3
            General and administrative                                    15.8                 12.2
            Goodwill Amortization                                          3.2                  2.1
                                                                ----------------       --------------
                 Total operating expenses                                 59.8                 54.2
                                                                ----------------       --------------
          Income from operations                                           2.1                  7.2
          Non-operating expense                                           (8.9)               (0.0)
                                                                ----------------       --------------
          Income (loss) before income taxes                              (6.8)                  7.2
          Provision (benefit) for income taxes                           (3.8)                  3.1
          Preferred stock dividend                                         0.1                  0.1
                                                                ================       ==============
          Net income (loss) applicable to common
          shareholders                                                   (3.1)  %               4.0  %
                                                                ================       ==============


REVENUE

Total revenue increased $13.0 million, or 64.6%, to $33.0 million for the three months ended March 31, 2000 compared to $20.0 million for the comparable period in 1999. During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. Accordingly, we have reclassified our operating revenue data for all periods included in this report to reflect the new groups. Total revenue did not change as a result of this reclassification.

                                REVENUE BY GROUP
                                 (IN $MILLIONS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                              2000        1999
                                                        ------------ -----------
SOFTWARE PRODUCTS AND SERVICES GROUP

License Revenue                                               $14.7        $8.4
Service & Support Revenue                                      12.0         8.5
Other Revenue                                                   2.9         1.1
                                                        ------------ -----------
Group Total                                                    29.6        18.0

E-COMMERCE GROUP

License Revenue                                                 0.4         0.5
Service & Support Revenue                                       3.0         1.5
                                                        ------------ -----------
Group Total                                                     3.4         2.0

TOTAL REVENUE                                                 $33.0       $20.0
                                                              =====       =====


SOFTWARE PRODUCTS AND SERVICES GROUP

Software Products and Services license revenue increased $6.3 million, or 75.8%, to $14.7 million for the three months ended March 31, 2000 from $8.4 million for the comparable period in 1999. The increase was due primarily to our acquisition of ULTRADATA Corporation ("ULTRADATA") in August 1999. We also recognized $2.4 million of license revenue in the first quarter of 2000 relating to additional implementations of our teller software by a customer. The additional implementations occurred without payments we believe are owed to us. The amount of revenue we recognized was calculated by multiplying the number of implementations, as provided to us by personnel of the customer, by our current per unit list price for such implementations. We are actively pursuing collection of this amount, and believe we will be successful in those efforts.

Service and support revenue in the Software Products and Services group increased $3.5 million, or 41.0%, to $11.9 million for the three months ended March 31, 2000 from $8.5 million for the comparable period in 1999. The increase resulted primarily from the ULTRADATA acquisition and from an increase in the installed base of our products. Service and support revenue consists primarily of recurring software support charges and revenue from training customers in the use of our products. Substantially all of our software customers subscribe to support services, which provide for the payment of annual or quarterly maintenance fees.

Other revenue in the Software Products and Services group increased $1.8 million, or 158.6%, to $3.0 million for the three months ended March 31, 2000 from $1.1 million for the comparable period in 1999. The increase resulted primarily from the acquisition in May 1999 of MECA Software, LLC ("MECA"), which added revenue from its legacy personal financial management product and from its fulfillment operations. We anticipate that revenue from the personal financial management product will decline in future periods.

E-COMMERCE GROUP

Total revenue in the e-Commerce group increased $1.4 million, or 64.4%, to $3.4 million for the three months ended March 31, 2000 from $2.0 million for the comparable period in 1999. The increase was principally due to the acquisition of MECA.

License revenue in the e-Commerce group decreased $0.1 million, or 14.9%, to $0.4 million for the three months ended March 31, 2000 from $0.5 million for the comparable period in 1999. The decline resulted principally from the new version of our home banking product being in beta during the first quarter of 2000 with no associated revenue. Upon the general release of the product, which we anticipate will occur in the second quarter of 2000, we will recognize license revenue associated with implementations of the beta version of the product. Service and support revenue in the e-Commerce group increased $1.5 million, or 89.5%, to $3.0 million for the three months ended March 31, 2000 from $1.5 million for the comparable period in 1999. The increase resulted primarily from the acquisition of MECA's technical support operations, and from increased online bill payment services revenue.

COST OF REVENUE

Cost of revenue increased to $12.6 million, or 38.1% of revenue, for the three months ended March 31, 2000 compared to the same period in 1999. Gross margin was 61.9% and 61.4% for the three months ended March 31, 2000 and 1999, respectively. Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Software amortization was $1.0 million for the three months ended March 31, 2000 compared to $0.9 million for the comparable period in 1999. The increase in amortization is a result of software acquired in connection with acquisitions. Capitalized software costs net of accumulated amortization were $12.1 million at March 31, 2000.

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

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $5.4 million, or 16.4% of revenue for the three months ended March 31, 2000 from $3.7 million, or 18.6% of revenue, for the comparable period in 1999. The percentage decrease in 2000 resulted primarily from the MECA acquisition, which contributed revenue without commensurate sales and marketing costs. The increases in dollar amount in 2000 resulted from increased commissions associated with increased revenues, salary increases, additional personnel and higher advertising costs.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses increased to $8.0 million, or 24.4% of revenue, for the three months ended March 31, 2000 compared to $4.3 million, or 21.3% of revenue for the comparable period in 1999. Increases in dollar amount of product development expenses resulted primarily from increased personnel retained in connection with the 1999 MECA and ULTRADATA acquisitions, additional costs for integrating acquired products and accelerating development of our online banking products. We will continue to commit significant resources to product development efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.2 million, or 15.8% of revenue, for the three months ended March 31, 2000 compared to $2.4 million, or 12.2% of revenue, for the comparable period in 1999. The increase in dollar amount in 2000 is due mainly to the acquisitions of MECA and ULTRADATA.

GOODWILL AMORTIZATION

Goodwill acquired in acquisitions is amortized over periods ranging from five to 20 years. Goodwill amortization was $1.2 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively. The increase in 2000 is due principally to the goodwill resulting from the ULTRADATA acquisition. We recorded approximately $49 million of goodwill in the ULTRADATA acquisition, which is being amortized over 20 years. Goodwill, net of accumulated amortization, was $58.2 million and $10.4 million at March 31, 2000 and 1999, respectively.

INCOME FROM OPERATIONS

Income from operations for the three months ended March 31, 2000 was $0.7 million, or 2.1% of revenue, compared to $1.4 million, or 7.2% of revenue, for the comparable period in 1999.

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense), which consists primarily of interest income and expense, was a net expense of ($3.0) million for the three months ended March 31, 2000 compared to a net expense of $0 for the comparable period in 1999. The increase in net interest expense in 2000 is attributable to the debt we incurred to finance the ULTRADATA and MECA transactions.

PROVISION (BENEFIT) FOR INCOME TAXES

Our effective tax rate for the three months ended March 31, 2000 was a benefit of 56% compared to a provision of 43% for the comparable period in 1999. The difference between federal and state statutory tax rates and our effective tax rates results primarily from amortization of nondeductible intangibles (primarily goodwill) related to acquisitions.

MARKET RISK

We have not entered into any derivative financial instruments for speculative purposes. We may be exposed to future interest rate changes on our debt. During 1999 we incurred significant indebtedness related to acquisitions. A hypothetical 10% increase in interest rates on our level of debt existing at March 31, 2000 would increase cash interest expense by approximately $0.6 million per year. We have purchased an interest rate cap for a substantial portion of our long-term debt. The interest rate cap will become effective if the prime rate of interest exceeds 10% per year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $1.6 million for the three months ended March 31, 2000 compared to $3.4 million for the comparable period in 1999. Working capital decreased to a deficit of ($3.9) million at March 31, 2000 from $11.9 million at March 31, 1999. The decrease in working capital occurred because of liabilities assumed in the MECA and ULTRADATA acquisitions and because of additional debt incurred to finance those acquisitions.

Net cash used in investing activities for the three months ended March 31, 2000 was $1.3 million compared to $5.9 million for the comparable period in 1999. The principal use of cash in the 1999 period was the acquisition of certain assets of Modern Computer Systems, Inc. Expenditures for property and equipment of $1.4 million in the first three months of 2000 were primarily attributable to investments in infrastructure necessary to accommodate our growth.

Net cash used in financing activities of $0.4 million for the three months ended March 31, 2000 was principally for payments on long term debt and on our line of credit.

Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 89 days at March 31, 2000 compared to 126 days at March 31, 1999. The decrease in DSO's in 2000 is principally due to increased collections efforts. Our project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $6.7 million, or 20.4% of total accounts receivable, at March 31, 2000 compared to $5.4 million, or 19.4% of total accounts receivable, at March 31, 1999.

In connection with the MECA and ULTRADATA acquisitions in 1999, we substantially increased our outstanding debt. At March 31, 2000, we had the following debt under our loan agreements:

                                         Gross          Stated Interest Rate At
                                         Amount            March 31, 2000
                                         ------         -----------------------

Revolving Line of Credit                 $  3.3  million         10.0%
3-year Term A Loan                         35.0  million         11.0%
3-year Term B Loan                         30.0  million         14.0%
Debt Discount                              (3.2) million
                                         ---------------
      Total                              $ 65.2  million

In connection with the ULTRADATA acquisition, we also issued convertible subordinated notes with an original face amount of $7.4 million with original issue discount of $1.9 million. We received gross proceeds of $5.5 million upon issuance of the notes.

We are highly leveraged. Our loan agreements contain financial covenants that we must abide by. For example, we are required to generate specific levels of earnings before interest, taxes, depreciation and amortization (EBITDA) measured over four-quarter periods. As of March 31, 2000, we were in compliance with all financial covenants. If we do not achieve sufficient revenue in the second quarter of 2000, we would not remain in compliance with certain of these financial covenants. Based upon preliminary indications from our lenders, we believe that we can obtain waivers for such noncompliance if needed. However, there can be no assurance that such waivers would be provided or, if provided, would be on terms acceptable to us or our shareholders. Any failure to obtain any needed waivers for noncompliance with financial covenants would likely lead to an event of default under our loan agreements, which could have a material adverse effect on us. If an event of default occurs, our lenders have several remedies available including, without limitation, acceleration of all outstanding indebtedness under the loan agreements.

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

YEAR 2000

The Year 2000 issue identifies problems that may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the Year 2000 century change. Likewise, other dates may present problems because of the way the digits are interpreted. We experienced no material Year 2000 problems with our products at the century change. Costs incurred through March 31, 2000 to assess Year 2000 issues were not significant and were funded through operating cash flows.

Based on information gathered to date, we are not presently aware of any Year 2000 issue that would materially affect our operations, either self-originated or caused by third-party service vendors or providers. Nevertheless, there can be no assurance that we will not experience some operating difficulties as a result of Year 2000 issues going forward. If they occur, these difficulties could require us to incur unanticipated costs to remedy the problems and, either individually or collectively, have a material adverse effect on us.

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

Our business has experienced, and is expected to continue to experience, some degree of seasonality due to our customers' budgeting and buying cycles. Our strongest revenue quarter in any year is typically our fourth quarter and our weakest revenue quarter is typically our first quarter. Customers' purchases are tied closely to their internal budget processes. For some of our customers, budgets are approved at the beginning of the year and budgeted amounts often must be utilized by the end of the year. In addition, our incentive sales compensation plan provides for increases in commission percentages as sales people approach or exceed their annual sales quotas. As a result of these two factors, we usually experience increased sales orders in the fourth quarter.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

27       Financial Data Schedule

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 15, 2000           CFI PROSERVICES, INC.

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