Form 10-Q
period 2000-06-30
CFI PROSERVICES INC
filed 2000-08-14
CIK 908180

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


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number 0-21980

                             CONCENTREX INCORPORATED
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

                   Yes X                          No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                             5,605,651
        (Class)                                  (Outstanding at July 31, 2000)


================================================================================

                                                        CONCENTREX INCORPORATED
                                                               FORM 10-Q

                                                                 INDEX

PART I - FINANCIAL INFORMATION                                                                                PAGE

Item 1.         Financial Statements

                Consolidated Balance Sheets - As of June 30, 2000 and December 31, 1999                         2

                Consolidated Statements of Operations - Three  Months and Six Months Ended June 30, 2000        3
                and 1999

                Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999                 4


                Notes to Consolidated Financial Statements                                                      5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations           8

PART II - OTHER INFORMATION

Item 3.         Defaults Upon Senior Securities                                                                15

Item 4.         Submission of Matters to a Vote of Security Holders                                            15

Item 6.         Exhibits and Reports on Form 8-K                                                               15

Signatures                                                                                                     16


                            CONCENTREX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                June 30,            December 31,
                                                                                  2000                  1999
                                                                           -------------------   -------------------
                                                                               (Unaudited)

ASSETS
Current Assets:

  Cash                                                                   $                139  $                  -
  Restricted cash                                                                       1,318                 1,289
  Receivables, net of allowances of  $3,582 and $3,268                                 32,592                40,938
  Inventory                                                                               550                   583
  Deferred tax asset                                                                    2,843                 2,843
  Prepaid expenses and other current assets                                             3,246                 4,342
  Income taxes receivable                                                               2,876                 1,653
                                                                           -------------------   -------------------
          Total Current Assets                                                         43,564                51,648

Property and equipment, net of accumulated
  depreciation of $14,144 and $12,894                                                   8,486                 7,532
Software development costs, net of accumulated
  amortization of $5,825 and $4,561                                                     4,019                 5,283
Purchased software costs, net of accumulated
  amortization of $1,512 and $803                                                       7,098                 7,808
Goodwill, net of accumulated amortization
  of $8,707 and $6,928                                                                 56,753                59,133
Deferred tax asset                                                                      9,438                 9,438
Other assets, net                                                                       3,029                 3,924
                                                                           ===================   ===================
          Total Assets                                                   $            132,387  $            144,766
                                                                           ===================   ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Drafts payable                                                         $                  -  $                728
  Accounts payable                                                                      6,231                 7,424
  Accrued expenses                                                                      9,521                15,181
  Deferred revenues                                                                    15,858                18,026
  Customer deposits                                                                     5,578                 5,823
  Line of credit                                                                        8,149                 3,482
  Current portion of long-term debt, less debt discount                                62,616                 4,570
                                                                           -------------------   -------------------
          Total Current Liabilities                                                   107,953                55,234

Commitments and Contingencies
Long-term debt, less current portion                                                      194                59,036
Other long-term liabilities                                                               998                 1,399

Convertible Subordinated Notes                                                          5,957                 5,647

Mandatory Redeemable Class A Preferred Stock                                              722                   728

Shareholders' Equity:
  Series preferred stock, 5,000,000 shares authorized,
    none issued and outstanding                                                             -                     -
  Common stock, no par value, 10,000,000 shares authorized,
   5,411,212 and 5,250,781 shares issued and outstanding                               26,929                25,703
  Accumulated deficit                                                                 (10,366)               (2,981)
                                                                           -------------------   -------------------
          Total Shareholders' Equity                                                   16,563                22,722
                                                                           -------------------   -------------------
          Total Liabilities and Shareholders' Equity                     $            132,387  $            144,766
                                                                           ===================   ===================


The accompanying notes are an integral part of these consolidated balance sheets

                            CONCENTREX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                       ------------------------------       -------------------------------
                                                           2000             1999                2000             1999
                                                       -------------    -------------       -------------    --------------
REVENUE
  Software Products and Services Group
     License Revenue                                 $       12,779   $       14,795      $       27,491   $        23,164
     Service and Support Revenue                             11,848            8,102              23,803            16,582
     Other Revenue                                            2,580            1,872               5,541             3,017
   e-Commerce Group

     License Revenue                                            387              621                 808             1,116
     Service and Support Revenue                              2,629            2,439               5,594             4,003
                                                       -------------    -------------       -------------    --------------
          Total Revenue                                      30,223           27,829              63,237            47,882
COST OF REVENUE                                              13,182           10,259              25,766            18,006
                                                       -------------    -------------       -------------    --------------
          Gross Profit                                       17,041           17,570              37,471            29,876
OPERATING EXPENSES
  Sales and marketing                                         6,153            4,814              11,565             8,546
  Product development                                         8,547            5,988              16,596            10,267
  General and administrative                                  4,992            4,306              10,209             6,742
  GOODWILL amortization                                         956              406               2,004               816
  Acquired in-process research and development                        -        3,800                   -             3,800
                                                       -------------    -------------       -------------    --------------
          Total Operating Expenses                           20,648           19,314              40,374            30,171
                                                       -------------    -------------       -------------    --------------
          Loss From Operations                               (3,607)          (1,744)             (2,903)             (295)
NON-OPERATING INCOME (EXPENSE)
  Interest expense                                           (3,717)            (211)             (6,848)             (315)
  Interest income                                                21               49                  42               144
  Other, net                                                    136               24                 276                27
                                                       -------------    -------------       -------------    --------------
          Total Non-operating Income (Expense)               (3,560)            (138)             (6,530)             (144)
                                                       -------------    -------------       -------------    --------------
LOSS BEFORE BENEFIT FROM
   INCOME TAXES                                              (7,167)          (1,882)             (9,433)             (439)
BENEFIT FROM INCOME TAXES                                      (825)            (926)             (2,094)             (305)
                                                       -------------    -------------       -------------    --------------
NET LOSS                                                     (6,342)            (956)             (7,339)             (134)
PREFERRED STOCK DIVIDEND                                         23               23                  46                46
                                                       -------------    -------------       -------------    --------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS           $       (6,365)  $         (979)     $       (7,385)  $          (180)
                                                       =============    =============       =============    ==============
BASIC NET LOSS PER SHARE                             $        (1.19)  $        (0.19)     $        (1.39)  $         (0.04)
                                                       =============    =============       =============    ==============
DILUTED NET LOSS PER SHARE                           $        (1.19)  $        (0.19)     $        (1.39)  $         (0.04)
                                                       =============    =============       =============    ==============


 The accompanying notes are an integral part of these consolidated statements.

                            CONCENTREX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                                         Six Months Ended June 30,
                                                                                    ---------------------------------------
                                                                                          2000                  1999
                                                                                    -----------------     -----------------
Cash flows from operating activities:
  Net loss applicable to common shareholders                                      $           (7,385)   $             (180)
  Adjustments to reconcile net loss applicable to common
    shareholders to cash provided by (used in) operating activities:

      Depreciation and amortization                                                            5,946                 4,126
      Interest accreted on mandatory redeemable preferred stock                                   46                    46
      Interest accreted on notes payable                                                         335                    48
      Write off of in process research and development                                             -                 3,800
      Amortization of debt discount and deferred loan costs                                    1,746                     -
      (Increase) decrease in assets, net of effects from purchase of businesses:

             Receivables, net                                                                  8,346                 1,909
             Inventories, net                                                                     33                    93
             Prepaid expenses and other assets                                                   818                (1,675)
             Income taxes receivable                                                          (1,220)                    -
      Increase  (decrease)  in  liabilities,  net of effects  from  purchase  of businesses:

             Drafts payable                                                                     (728)                    -
             Accounts payable                                                                 (1,193)                   94
             Accrued expenses                                                                 (5,394)               (2,768)
             Deferred revenues                                                                (2,155)                2,063
             Customer deposits                                                                   226                (1,471)
             Income taxes payable                                                                  -                  (473)
                                                                                    -----------------     -----------------
                Net cash (used in) provided by operating activities                             (579)                5,612

Cash flows from investing activities:
  Expenditures for property and equipment                                                     (2,491)               (1,299)
  Investment in Ultradata stock                                                                    -                (2,658)
  Proceeds from long-term note receivable                                                         91                    76
 Cash paid for acquisition of Modern Computer Systems, Inc.,
   net of cash received                                                                            -                (5,520)
  Cash received in acquisition of MECA Software, LLC                                               -                 1,595
                                                                                    -----------------     -----------------
           Net cash used in investing activity                                                (2,400)               (7,806)

Cash flows from financing activities:
  Net proceeds from line of credit                                                             4,667                11,093
  Payments on long-term debt                                                                  (1,487)               (7,827)
  Payments on mandatory redeemable preferred stock                                               (52)                  (51)
  Proceeds from issuance of common stock                                                          19                   905
  Repurchase of common stock                                                                       -                (1,145)
                                                                                    -----------------     -----------------
           Net cash provided by financing activities                                           3,147                 2,975
                                                                                    -----------------     -----------------

Increase in cash and cash equivalents                                                            168                   781

Cash and cash equivalents (including restricted cash):

  Beginning of period                                                                          1,289                 3,589
                                                                                    -----------------     -----------------
  End of period                                                                   $            1,457    $            4,370
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

                             CONCENTREX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                           OR AS OTHERWISE INDICATED)

                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three and six months ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from the audited financial statements contained in the 1999 Annual Report on Form 10-K as filed by CFI ProServices, Inc., d/b/a Concentrex Incorporated ("Concentrex" or the "Company"). The Company formally changed its name to Concentrex Incorporated in May 2000. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2.  SUPPLEMENTAL CASH FLOW INFORMATION


Supplemental disclosure of cash flow information is as follows:

                                                                           Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                          2000                  1999
                                                                    -----------------    --------------------
Cash paid during the period for income taxes                        $        75          $      1,647
Cash paid during the period for interest and dividends                    4,453                   171




Noncash investing and financing activities were as follows:

                                                                           Six Months Ended June 30,
                                                                    -----------------------------------------
                                                                          2000                  1999
                                                                    -----------------    --------------------
Tax benefit from exercise of nonqualified stock
       options                                                      $         3          $         --
Reclassification of long-term debt, less debt
     discount, to current liabilities                                    58,182                    --
Decrease in ULTRADATA acquisition goodwill related
       to reduction in accrued liabilities                                  471                    --
Increase in goodwill for accrued acquisition related
       contingent royalties                                                 494                   227
Issuance of common stock in connection with the
       acquisition of Modern Computer Systems, Inc.                          --                   650
Issuance of common stock in connection with the acquisition
      of MECA Software, LLC                                                  --                   569
Assumption of debt in connection with the acquisition of MECA
      Software, LLC                                                          --                 7,500
Fair value of common stock issued in connection with the
      Company's ESSOP                                                     1,204                    --


NOTE 3.   EARNINGS PER SHARE

Following is a  reconciliation  of basic  earnings per share ("EPS") and diluted
EPS:


  Three Months Ended June 30,                2000                                1999
  ---------------------------------------    ---------- --------- -----------    ---------- -------- ----------
                                                                     Per                               Per
                                                                    Share                             Share
  BASIC EPS                                     Loss     Shares     Amount        Loss      Shares    Amount
  ---------                                  ---------- --------- -----------    ---------- -------- ----------
  Net loss applicable to common
  shareholders                               $   (6,365)   5,365  $  (1.19)      $    (979)  5,068    $(0.19)
                                                                  ===========                        ==========
  Effect of dilutive securities:
    Stock options                                            --                                 --
                                             ---------- ---------                ---------- --------

  DILUTED EPS
  -----------
  Net loss applicable to common
  shareholders                                  $(6,365)  5,365   $  (1.19)      $     (979) 5,068   $ (0.19)
                                                                  ===========                        ==========



  Six Months Ended June 30,                  2000                                1999
  ---------------------------------------    ---------- --------- -----------    ---------- -------- ----------
                                                                     Per                               Per
                                                                    Share                             Share
  BASIC EPS                                     Loss     Shares     Amount        Loss      Shares    Amount
  ---------                                  ---------- --------- -----------    ---------- -------- ----------
  Net loss applicable to common
    shareholders                              $ (7,385)    5,325  $  (1.39)      $    (180)  5,054    $(0.04)
                                                                  ===========                        ==========
  Effect of dilutive securities:
    Stock options                                            --                                 --
                                             ---------- ---------                ---------- --------

  DILUTED EPS
  -----------
  Net loss applicable to common
  shareholders                                  $(7,385)  5,325   $  (1.39)      $     (180) 5,054   $ (0.04)
                                                                  ===========                        ==========


The number of options and warrants to purchase shares of common stock and the assumed conversion of convertible subordinated notes that were excluded from the tables above (as the effect would have been anti-dilutive) were 2,557,411 and 1,103,079 for the three and six months ended June 30, 2000 and 1999, respectively.

NOTE 4.   CLASSIFICATION OF REVENUE

The Company has reorganized itself into two product groups: Software Products and Services Group and e-Commerce Group. Prior period revenues have been reclassified for all periods included herein to reflect the new product groups. Total revenues did not change as a result of this reclassification.

NOTE 5.    LOAN DEFAULT

As of June 30, 2000 the Company was not in compliance with certain financial covenants under its loan agreements. Because waivers for noncompliance were not received from the lenders, indebtedness of the Company under the loan agreements has been classified as current in the accompanying balance sheet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Unaudited pro forma results of operations for the three month and six month periods ended June 30, 1999, assuming the MECA acquisition occurred at the beginning of 1999 and including the process research and development charge related to the MECA acquisition in the periods when incurred.


                                             Three Months Ended            Six Months Ended
                                                June 30, 1999                June 30, 1999
                                             ------------------            ----------------

Total revenues                                  $ 29,720                      $ 56,930
Net loss applicable to common shareholders          (798)                         (153)
Loss per share - Basic                             (0.16)                        (0.03)
Loss per share - Diluted                        $  (0.16)                     $  (0.03)


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

NOTE 7.    SUBSEQUENT EVENT

On July 17, 2000 the Company and John H. Harland Company ("Harland") reached an agreement for Harland to purchase all of the outstanding common stock of the Company and assume all of its obligations. The transaction is in the form of a tender offer. The tender offer price is $7.00 per share. The transaction is expected to close in late August 2000.

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

OVERVIEW

Concentrex Incorporated is a leading provider of technology-powered solutions to the financial services industry. During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. Our Software Products and Services group supports a financial institution's mission critical functions including back office "core" processing, loan origination, new account opening, branch automation and cross selling. We support the key sales functions a financial institution traditionally relies on to make money, which are usually delivered face-to-face or over the telephone. We believe that financial institutions will need to offer those same functions over the Internet. Thus, we have focused our efforts on both Internet banking software for account servicing and Internet-enabled versions of our traditional software for lending and account opening. These integrate with other points of customer contact and enable a financial institution to serve its customers, both in person and over the Internet, with consistent, integrated solutions.

Our backlog as of June 30, 2000 was $15.6 million, compared to $15.9 million at June 30, 1999. Our backlog consists of firm signed orders taken and not yet converted to revenue, but expected to be converted to revenue within the next 12 months. Orders constituting our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The stated backlog is not necessarily indicative of our revenue for any future period.

RESULTS OF OPERATIONS

The following table sets forth our statements of operations data expressed as a percentage of total revenue.

                                                THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                              -----------------------------            -------------------------
                                                 2000          1999                       2000           1999
                                              ---------     ---------                  ---------      ---------
Software Products and Services Group
   License Revenue                                 42.3 %       53.2  %                   43.5  %        48.4  %
   Service and Support Revenue                     39.2         29.1                      37.6           34.6
   Other                                            8.5          6.7                       8.8            6.3
e-Commerce Group
    License Revenue                                 1.3          2.2                       1.3            2.3
    Other                                           8.7          8.8                       8.8            8.4
                                               ---------    ---------                 ---------      ---------
Total revenue                                     100.0        100.0                     100.0          100.0
Gross profit                                       56.4         63.1                      59.3           62.4
Operating expenses
    Sales and marketing                            20.4         17.3                      18.3           17.8
    Product development                            28.3         21.5                      26.2           21.4
    General and administrative                     16.5         15.5                      16.1           14.2
    Amortization of intangibles                     3.2          1.5                       3.2            1.7
    In process research and
    development                                     0.0         13.6                       0.0            7.9
                                               ---------    ---------                 ---------      ---------
Total operating expenses                           68.3         69.4                      63.8           63.0
                                               ---------    ---------                 ---------      ---------
Loss from operations                              (11.9)        (6.3)                     (4.6)          (0.6)
Non-operating expense                             (11.8)        (0.5)                    (10.3)          (0.3)
                                               ---------    ---------                 ---------      ---------
Loss before income taxes                          (23.7)        (6.8)                    (14.9)          (0.9)
Benefit from income taxes                          (2.7)        (3.4)                     (3.3)          (0.6)
Preferred stock dividend                            0.1          0.1                       0.1            0.1
                                               ---------    ---------                 ---------      ---------
Net loss applicable to common
    shareholders                                  (21.1)%       (3.5) %                  (11.7) %        (0.4) %
                                               =========    =========                 =========      =========




REVENUE

Total revenue increased $2.4 million, or 8.6%, to $30.2 million for the three months ended June 30, 2000 compared to $27.8 million for the comparable period in 1999. Total revenue increased $15.3 million, or 32.1%, to $63.2 million for the six months ended June 30, 2000 compared to $47.9 million for the comparable period in 1999.

During 1999 we reorganized ourselves into two product groups: the Software Products and Services group and the e-Commerce group. Accordingly, we have reclassified our operating revenue data for all periods included in this report to reflect the new groups. Total revenue did not change as a result of this reclassification.

                                REVENUE BY GROUP
                                 (IN $MILLIONS)


                                                             THREE MONTHS                       SIX MONTHS
                                                            ENDED JUNE 30,                    ENDED JUNE 30,
                                                        -----------------------            ----------------------
                                                               2000       1999                 2000       1999
                                                        ------------ ----------            --------- ----------
SOFTWARE PRODUCTS AND SERVICES GROUP

License Revenue                                               $12.8      $14.8                $27.5      $23.2
Service & Support Revenue                                      11.8        8.1                 23.8       16.6
Other Revenue                                                   2.6        1.9                  5.5        3.0
                                                        ------------ ----------            --------- ----------
Group Total                                                    27.2       24.8                 56.8       42.8

E-COMMERCE GROUP

License Revenue                                                 0.4        0.6                  0.8        1.1
Service & Support Revenue                                       2.6        2.4                  5.6        4.0
                                                        ------------ ----------            --------- ----------
Group Total                                                     3.0        3.0                  6.4        5.1

TOTAL REVENUE                                                 $30.2      $27.8                $63.2      $47.9
                                                              =====      =====                =====      =====



SOFTWARE PRODUCTS AND SERVICES GROUP

Software Products and Services license revenue decreased $2.0 million, or 13.6%, to $12.8 for the three month period ended June 30, 2000 from $14.8 million in the comparable period in 1999. For the six month period ended June 30, 2000 license revenue in the Software Products and Services group increased $4.3 million, or 18.7%, to $27.5 million from $23.2 million for the respective comparable period in 1999. The increases were due primarily to our acquisition of ULTRADATA Corporation ("ULTRADATA") in August 1999.

Service and support revenue in the Software Products and Services group increased $3.7 million, or 46.2%, to $11.8 million for the three months ended June 30, 2000 from $8.1 million for the comparable period in 1999. Service and support revenue in the Software Products and Services group increased $7.2 million, or 43.6%, to $23.8 million for the six months ended June 30, 2000 from $16.6 million for the comparable period in 1999. The increases resulted primarily from the ULTRADATA acquisition and from an increase in the installed base of our products. Service and support revenue consists primarily of recurring software support charges and revenue from training customers in the use of our products. Substantially all of our software customers subscribe to support services, which provide for the payment of annual or quarterly maintenance fees.

Other revenue in the Software Products and Services group increased $0.7 million, or 37.8%, to $2.6 million for the three months ended June 30, 2000 from $1.9 million for the comparable period in 1999. For the six months ended June 30, 1999, other revenue in the Software Products and Services group increased $2.5 million, or 83.6%, to $5.5 million from $3.0 million for the comparable period in 1999. The increase resulted primarily from the acquisition in May 1999 of MECA Software, LLC ("MECA"), which added revenue from its legacy personal financial management product and from its fulfillment operations. We anticipate that revenue from the personal financial management product will decline in future periods.

E-COMMERCE GROUP

Total revenue in the e-Commerce group was unchanged at $3.0 million for the three months ended June 30, 2000 compared to the comparable period in 1999.
Total revenue increased $1.3 million, or 25.0%, to $6.4 million for the six months ended June 30, 2000 compared to $5.1 million for the comparable period in 1999. The increase was principally due to the acquisition of MECA.

License revenue in the e-Commerce group decreased $0.2 million, or 37.7%, to $0.4 million for the three months ended June 30, 2000 from $0.6 million for the comparable period in 1999. License revenue in the e-Commerce group decreased $0.3 million, or 27.6%, to $0.8 million for the six months ended June 30, 2000 from $1.1 million for the comparable period in 1999. Service and support revenue in the e-Commerce group increased $0.2 million, or 7.8%, to $2.6 million for the three months ended June 30, 2000 from $2.4 million for the comparable period in 1999. Service and support revenue in the e-Commerce group increased $1.6 million, or 39.7%, to $5.6 million for the six months ended June 30, 2000 from $4.0 million for the comparable period in 1999. The increases resulted primarily from the acquisition of MECA's technical support operations.

COST OF REVENUE

Cost of revenue increased to $13.2 million, or 43.6% of revenue and $25.8 million, or 40.7% of revenue for the three and six month periods respectively, ended June 30, 2000 compared to the same periods in 1999. Gross profit was 56.4% and 63.1% for the three months ended June 30, 2000 and 1999, respectively and 59.3% and 62.4% for the six months ended June 30, 2000 and 1999, respectively. Cost of revenue primarily consists of amortization of internally developed and purchased software, royalty payments, compliance warranty insurance premiums, software production costs, costs of product support, training and implementation, costs of software customization, materials costs for forms and supplies, and bill payment processing costs.

Software amortization was $1.0 million and $2.0 million for the three and six month periods ended June 30, 2000 respectively, compared to $0.8 million and $1.6 million for the respective comparable periods in 1999. The increase in amortization is a result of software acquired in connection with acquisitions. Capitalized software costs, net of accumulated amortization, were $11.1 million at June 30, 2000.

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

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses increased to $6.2 million, or 20.4% of revenue, for the three month period and to $11.6 million, or 18.3% of revenue, for the six month period ended June 30, 2000 compared to $4.8 million, or 17.3% of revenue, and $8.5 million, or 17.8% of revenue, in the respective comparable periods of 1999. The increases in dollar amount in 2000 resulted from increased commissions associated with increased revenues, salary increases, additional personnel and higher advertising costs.

PRODUCT DEVELOPMENT. Product development expenses include costs of enhancing existing products and developing new products. Product development expenses were $8.5 million, or 28.3% of revenue, and $16.6 million, or 26.2% of revenue, respectively, for the three month and six month periods ended June 30, 2000, compared to $6.0 million, or 21.5% of revenue, and $10.3 million, or 21.4% of revenue, respectively, in the same periods in 1999. Increases in dollar amount of product development expenses resulted primarily from increased personnel retained in connection with the 1999 MECA and

ULTRADATA acquisitions, additional costs for integrating acquired products and accelerating development of our online banking products. We plan to continue to commit significant resources to product development efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.0 million, or 16.5% of revenue, for the quarter ended June 30, 2000 and $10.2 million, or 16.1% of revenue, for the first six months of 1999 compared to $4.3 million, or 15.5% of revenue, and $6.8 million, or 14.2% of revenue, respectively, for the same periods in 1999. The increase in dollar amount in 2000 is due mainly to the acquisitions of MECA and ULTRADATA. Results for the three and six month periods ending June 30, 2000 include the reversal of approximately $1.0 million in previously accrued bonuses. It was determined in the quarter ended June 30, 2000 that these amounts would not be paid.

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

GOODWILL AMORTIZATION

Goodwill acquired in acquisitions is amortized over periods ranging from five to 20 years. Goodwill amortization was $1.0 million and $2.0 million, respectively, for the three and six month periods ended June 30, 2000 compared to $0.4 million and $0.8 million for the comparable periods in 1999. The increase in 2000 is due principally to the goodwill resulting from the ULTRADATA acquisition. We recorded approximately $49 million of goodwill in the ULTRADATA acquisition, which is being amortized over 20 years. Goodwill, net of accumulated amortization, was $56.8 million and $10.2 million at June 30, 2000 and 1999, respectively.

LOSS FROM OPERATIONS

Loss from operations for the three and six month periods ended June 30, 2000 was ($3.6) million, or 11.9% of revenue and ($2.9) million, or 4.6% of revenue respectively, compared to ($1.7) million, or 6.3% of revenue, and ($0.3) million, or 0.6% of revenue for the comparable periods in 1999.

NON-OPERATING INCOME (EXPENSE)

Non-operating income (expense), which consists primarily of interest expense, was a net expense of ($3.6) million and ($6.5) million for the three and six month periods ended June 30, 2000 compared to a net expense of ($0.1) for the comparable periods in 1999. The increase in net interest expense in 2000 is attributable to the debt we incurred to finance the ULTRADATA and MECA transactions.

BENEFIT FOR INCOME TAXES

Our effective tax rate for the three and six month periods ended June 30, 2000 was a benefit of 11.5% and 22.2% respectively, compared to a benefit of 49.2% and 69.6% for the comparable periods in 1999. The difference between federal and state statutory tax rates and our effective tax rates results primarily from amortization of nondeductible intangibles (primarily goodwill) related to acquisitions.

MARKET RISK

We have not entered into any derivative financial instruments for speculative purposes. We may be exposed to future interest rate changes on our debt. During 1999 we incurred significant indebtedness related to acquisitions. A hypothetical 10% increase in interest rates on our level of debt existing at June 30, 2000 would increase cash interest expense by approximately $0.9 million per year. We have purchased an interest rate cap for a substantial portion of our long-term debt. The interest rate cap will become effective if the prime rate of interest exceeds 10% per year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations was $0.6 million for the six months ended June 30, 2000 compared to net cash provided by operations of $5.6 million for the comparable period in 1999. The decrease was primarily due to the increased loss in 2000. Working capital decreased to a deficit of ($64.4) million at June 30, 2000 from a deficit of ($3.6) million at December 31, 1999. The decrease in working capital occurred principally because the debt incurred to finance the MECA and ULTRADATA acquisitions has been classified as current liabilities as of June 30, 2000 due to the occurrence of defaults under certain financial covenants in our loan agreements. See Note 5 of Notes to Consolidated Financial Statements.

Net cash used in investing activities for the six months ended June 30, 2000 was $2.4 million compared to $7.8 million for the comparable period in 1999. Expenditures for property and equipment of $2.5 million in the first six months of 2000 were primarily attributable to investments in infrastructure necessary to accommodate our growth.

Net cash provided in financing activities of $3.1 million for the six months ended June 30, 2000 was principally proceeds on our line of credit of $4.7 million offset by payments on long-term debt of ($1.5) million.

Days sales outstanding (DSO's) in accounts receivable, including both billed and unbilled accounts receivable, was 97 days at June 30, 2000 compared to 100 days at June 30, 1999. Our project-oriented business often requires unbilled accounts receivable and milestone billings, both of which often have longer collection cycles. Unbilled accounts receivable were $6.3 million, or 19.4% of total accounts receivable, at June 30, 2000 compared to $7.1 million, or 22.9% of total accounts receivable, at June 30, 1999.

In connection with the MECA and ULTRADATA acquisitions in 1999, we substantially increased our outstanding debt. At June 30, 2000, we had the following debt under our loan agreements:

                                    Gross        Stated Interest Rate At
                                    Amount             June 30, 2000
                               ----------------  -----------------------
Revolving Line of Credit       $  8.1  million         10.5%
3-year Term A Loan               34.0  million         11.5%
3-year Term B Loan               30.0  million         14.5%
Debt Discount                    (2.5) million
                               ---------------
      Total                    $ 69.6  million

In connection with the ULTRADATA acquisition, we also issued convertible subordinated notes with an original face amount of $7.4 million with original issue discount of $1.9 million. We received gross proceeds of $5.5 million upon issuance of the notes.

We are highly leveraged. Our loan agreements contain financial covenants that we must abide by. As of June 30, 2000, we were not in compliance with certain financial covenants. As a result, our lenders have communicated to us that they believe we are in default under our loan agreements and that they have elected, for the time being, to charge us a default rate of interest beginning July 1, 2000. The default rate of interest is 4 percentage points higher than the interest rate would otherwise be. As a result, the stated rate of interest for our debt, including the default rate provisions, is now 14.5% for the Revolving Line of Credit, 15.5% for the Term A Loan and 19.5% for the Term B Loan.

On July 17, 2000 the Company and John H. Harland Company ("Harland") reached an agreement for Harland to purchase all of the outstanding common stock of the Company and assume all of its obligations. The transaction is in the form of a tender offer. The tender offer price is $7.00 per share.

We anticipate that the transaction will close in late August 2000. We anticipate that Harland will pay off all outstanding indebtedness under our loan agreements soon after closing, and we have provided notice of early payment to the lenders in anticipation of that event. However, if for any reason the transaction with Harland does not close, the lenders may exercise additional remedies they have under the loan agreements, including without limitation, acceleration of all outstanding indebtedness. In such an event, our options would include attempting to renegotiate the terms of our loans with the lenders, attempting to renegotiate our transaction with Harland, and filing for protection under federal bankruptcy law. The Company has been advised by its independent public accountants that if these uncertainties are not resolved prior to completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements would be modified for a going concern uncertainty.

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

We will require additional funds to support our working capital requirements, future acquisitions or for other purposes and may seek to raise such additional funds through one or more public or private financing of debt or equity, or from other sources. No assurance can be given that additional financing will be available or, that, if available, such financing will be obtainable on terms favorable to us or our shareholders.

YEAR 2000

The Year 2000 issue identifies problems that may arise in computer equipment and software, as well as embedded electronic systems, because of the way these systems are programmed to interpret certain dates that will occur around the change in century. In the computer industry this is primarily the result of computer programs being designed and developed using or reserving only two digits in date fields (rather than four digits) to identify the century, without considering the ability of the program to properly distinguish the Year 2000 century change. Likewise, other dates may present problems because of the way the digits are interpreted. We experienced no material Year 2000 problems with our products at the century change. Costs incurred through June 30, 2000 to assess Year 2000 issues were not significant and were funded through operating cash flows. Based on information gathered to date, we are not presently aware of any product related Year 2000 issue that would materially affect our operations, either self-originated or caused by third-party service vendors or providers.

We do believe that concerns over Y2K have caused customers to materially suspend purchases of software beginning in September 1999, and that this effect has resulted in the major shortfalls of revenues that the Company has faced since then.

There can be no assurance that we will not experience product related Year 2000 problems or further Year 2000 impact on sales going forward. If they occur, these difficulties could cause us to incur unanticipated costs to remedy the problems or suffer reduced revenues, and, either individually or collectively, have a material adverse effect on us.

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

                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2000, the Company was not in compliance with certain financial covenants under its loan agreements. See Note 5 of Notes to Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Operations -- Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 19, 2000 at which the following actions were taken:

1. The shareholders elected three nominees for Class 1 Director to the Board of Directors of the Company. The three Class 1 Directors elected, along with the voting results, are as follows:


Name Voting                   No. of Shares Voting For           No. of Shares Witheld
-----------                   ------------------------           ---------------------

Matthew W. Chapman                   3,571,318                          499,651
Frank E. Brawner                     3,947,708                          123,261
Robert B. Witt                       3,949,798                          121,171


2. The shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation changing the Company's name to Concentrex Incorporated (4,037,730 shares were voted affirmatively, 30,134 shares were voted negatively, 3,105 shares abstained from voting and there were no broker non-votes).

3. The shareholders approved the appointment of Arthur Anderson LLP as the independent accountants of the Company for the year ending December 31, 2000 (4,029,033 shares were voted affirmatively, 40,392 shares were voted negatively and 1,544 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits filed as part of this report are listed below:

EXHIBIT NUMBER AND DESCRIPTION

27       Financial Data Schedule

(b) Reports on Form 8-K

Concentrex  filed  a  report  on Form  8-K  with  the  Securities  and  Exchange
Commission on July 17, 2000 relating to the execution of an Agreement and Plan of Merger with John H. Harland Company ("Harland") and a tender offer from Harland to Concentrex's shareholders.

Concentrex filed a report on Form 8-K with the Securities and Exchange Commission on July 27, 2000 relating to the commencement of Harland's tender offer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 14, 2000         CONCENTREX INCORPORATED

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